Form 10-Q
period 2021-04-30
Duckhorn Portfolio, Inc.
filed 2021-06-07
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-40240

The Duckhorn Portfolio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-3866305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1201 Dowdell Lane
Saint Helena, CA 94574
(Address, including zip code, of Principal Executive Offices)
(707) 302-2658
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NAPA	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒

The registrant had outstanding 114,381,404 shares of common stock, $0.01 par value per share, as of June 7, 2021.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position

(in thousands, except share and per share amounts)	April 30, 2021	July 31, 2020
ASSETS	(unaudited)
Current assets
Cash	$5,027	$6,252
Accounts receivable trade, net	43,955	26,464
Inventories	268,825	245,311
Prepaid expenses and other current assets	8,554	2,686
Total current assets	326,361	280,713
Long-term assets
Property and equipment, net	240,975	242,751
Intangible assets, net	202,468	208,230
Goodwill	425,209	425,209
Other long-term assets	1,991	1,688
Total long-term assets	870,643	877,878
Total assets	$1,197,004	$1,158,591

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,839	$3,733
Accrued expenses	28,008	15,511
Accrued compensation	13,772	8,674
Deferred revenue	767	4,148
Derivative instrument	1,008	5,376
Current maturities of long-term debt	11,786	13,430
Other current liabilities	796	935
Total current liabilities	63,976	51,807
Long-term liabilities
Revolving line of credit, net	136,016	239,674
Long-term debt, net of current maturities and debt issuance costs	117,366	125,844
Deferred income taxes	84,638	84,638
Other long-term liabilities	1,498	2,024
Total long-term liabilities	339,518	452,180
Total liabilities	403,494	503,987
Commitments and Contingencies (Note 11)
Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 115,046,793 issued and 114,381,404 outstanding at April 30, 2021 and 200,000,000 shares authorized, 101,713,460 issued and outstanding at July 31, 2020	1,150	1,017
Additional paid-in capital	725,601	535,372
Retained earnings	66,206	117,658
Total The Duckhorn Portfolio, Inc. equity	792,957	654,047
Non-controlling interest	553	557
Total equity	793,510	654,604
Total liabilities and equity	$1,197,004	$1,158,591

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net sales (net of excise taxes of $1,368, $759, $3,782 and $2,516, respectively)	$90,425	$68,720	$265,720	$218,417
Cost of sales	43,496	32,378	132,759	107,458
Gross profit	46,929	36,342	132,961	110,959

Selling, general and administrative expenses	31,142	13,156	65,418	49,703
Casualty gain, net (Note 14)	(421)	(24)	(6,636)	(4,047)
Income from operations	16,208	23,210	74,179	65,303

Interest expense	3,755	4,221	10,947	13,905
Other (income) expense, net	(2,192)	3,183	(5,006)	3,707
Total other expenses	1,563	7,404	5,941	17,612
Income before income taxes	14,645	15,806	68,238	47,691
Income tax expense	5,623	4,189	19,694	12,588
Net income	9,022	11,617	48,544	35,103
Less: Net loss (income) attributable to non-controlling interest	—	2	4	(3)
Net income attributable to The Duckhorn Portfolio, Inc.	$9,022	$11,619	$48,548	$35,100

Net income per share of common stock:
Basic	$0.08	$0.11	$0.47	$0.35
Diluted	$0.08	$0.11	$0.47	$0.35

Weighted average shares of common stock outstanding:
Basic	107,976,264	101,713,460	103,755,180	101,713,460
Diluted	108,404,009	101,713,460	104,123,270	101,713,460

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Retained Earnings	Total The Duckhorn Portfolio, Inc. Equity	Non-Controlling Interest	Total Equity
	Shares	Amount
Balances at July 31, 2019	101,713,460	$1,017	$534,273	$85,286	$620,576	$556	$621,132
Net income	—	—	—	8,816	8,816	9	8,825
Equity-based compensation (Note 13)	—	—	289	—	289	—	289
Other	—	—	(55)	(5)	(60)	—	(60)
Balances at October 31, 2019	101,713,460	$1,017	$534,507	$94,097	$629,621	$565	$630,186
Net income (loss)	—	—	—	14,665	14,665	(4)	14,661
Equity-based compensation (Note 13)	—	—	289	—	289	—	289
Balances at January 31, 2020	101,713,460	$1,017	$534,796	$108,762	$644,575	$561	$645,136
Net income (loss)	—	—	—	11,619	11,619	(2)	11,617
Equity-based compensation (Note 13)	—	—	288	—	288	—	288
Balances at April 30, 2020	101,713,460	$1,017	$535,084	$120,381	$656,482	$559	$657,041

Balances at July 31, 2020	101,713,460	$1,017	$535,372	$117,658	$654,047	$557	$654,604
Net income (loss)	—	—	—	17,523	17,523	(1)	17,522
Equity-based compensation (Note 13)	—	—	288	—	288	—	288
Balances at October 31, 2020	101,713,460	$1,017	$535,660	$135,181	$671,858	$556	$672,414
Net income (loss)	—	—	—	22,003	22,003	(3)	22,000
Equity-based compensation (Note 13)	—	—	288	—	288	—	288
Balances at January 31, 2021	101,713,460	$1,017	$535,948	$157,184	$694,149	$553	$694,702
Net income	—	—	—	9,022	9,022	—	9,022
Dividend to parent	—	—	—	(100,000)	(100,000)	—	(100,000)
Initial public offering, net of issuance costs	13,333,333	133	180,691	—	180,824	—	180,824
Equity-based compensation (Note 13)	—	—	8,962	—	8,962	—	8,962
Balances at April 30, 2021	115,046,793	$1,150	$725,601	$66,206	$792,957	$553	$793,510
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended April 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$48,544	$35,103
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,434	17,421
Loss on disposal of assets	62	227
Change in fair value of derivatives	(4,818)	3,427
Amortization of debt issuance costs	1,221	1,590
Loss on debt extinguishment (Note 8)	272	—
Equity-based compensation	9,538	866
Change in operating assets and liabilities:
Accounts receivable trade, net	(17,491)	(5,204)
Inventories	(23,514)	(11,161)
Prepaid expenses and other current assets	(5,848)	(1,431)
Other long-term assets	(304)	97
Accounts payable	4,176	2,334
Accrued expenses	11,677	3,102
Accrued compensation	5,098	(2,122)
Deferred revenue	(3,381)	(2,263)
Other current and long-term liabilities	(130)	(5)
Net cash provided by operating activities	41,536	41,981

Cash flows from investing activities
Purchases of property and equipment	(11,452)	(11,589)
Proceeds from sales of property and equipment	52	50
Net cash used in investing activities	(11,400)	(11,539)

Cash flows from financing activities
Dividend to parent	(100,000)	—
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriters' discounts and commissions	187,500	—
Payments of deferred offering costs	(3,580)	—
Payments under line of credit	(245,000)	(56,500)
Borrowings under line of credit	140,500	49,000
Extinguishment of long-term debt	(38,131)	—
Issuance of long-term debt	38,131	13,100
Payments of long-term debt	(10,513)	(9,122)
Repayment of capital leases	(8)	(12)
Debt issuance costs	(260)	—
Net cash used in financing activities	(31,361)	(3,534)
Net (decrease) increase in cash	(1,225)	26,908
Cash - Beginning of year	6,252	3,765
Cash - End of year	$5,027	$30,673

Non-cash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$639	$505
Deferred offering costs in accounts payable, accrued expenses and prepaid expenses	$3,096	$—
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

The Duckhorn Portfolio, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Description of Business
The Duckhorn Portfolio, Inc. (formerly known as Mallard Intermediate, Inc. until its name change, on February 23, 2021) and its subsidiaries (the "Company" or "Management") headquartered in St. Helena, CA, produces luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Paraduxx, Goldeneye, Migration, Decoy, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
On February 23, 2021, the Company changed its legal name from Mallard Intermediate Inc. to The Duckhorn Portfolio, Inc. This legal name change did not result in any other changes to the Company's subsidiaries, structure or operations.
The Company's revenue is comprised of wholesale and direct to consumer ("DTC") sales. Wholesale revenue is generated through sales directly to California retailers and restaurants, sales to distributors and agents located in other states throughout the United States ("U.S.") and sales to export distributors that sell internationally. DTC revenue results from individual consumers purchasing wine directly from the Company through club membership, the Company's website or tasting rooms located in Napa Valley, California; Anderson Valley, California; Sebastopol, California; Hollister, California; and Walla Walla, Washington.
The Company owns or controls through long-term leases certain high-quality vineyards throughout Northern and Central California and Washington. Vinification takes place at wineries owned, leased, or under contract with third parties predominately located in Napa Valley, California; Anderson Valley, California; Hopland, California; Hollister, California; Sebastopol, California; and Walla Walla, Washington.
Fiscal Year
The Company's fiscal year ends on July 31. References to Fiscal 2021, for example, refer to the fiscal year ended July 31, 2021.
Initial Public Offering
In March 2021, the Company completed its initial public offering ("IPO") of common stock, in which it sold 13.3 million shares. The shares began trading on the New York Stock Exchange ("NYSE") on March 18, 2021. The shares were sold at an IPO price of $15.00 per share, resulting in net proceeds to the Company of approximately $180.8 million, after deducting underwriting discounts and commissions of $12.5 million and deferred offering costs of approximately $6.7 million.
Concurrently with the pricing of the IPO, the Company's Board of Directors approved the conversion of 42,579,137 Class M Units previously issued under the 2016 Equity Incentive Plan to shares of common stock previously owned by the Company's parent company, Mallard Holdco, Inc. See Note 13 (Equity-Based Compensation) for further discussion on the Company's equity incentive plans and the related financial statement impacts.
2.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 10 of the Securities and Exchange Commission’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's audited annual financial statements and, in the opinion of Management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company's financial information for the interim periods presented. These interim results are not necessarily indicative of the results to be expected for the year ending July 31, 2021, for any other interim period or for any future year.
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended July 31, 2020.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of The Duckhorn Portfolio, Inc. and its subsidiaries, including a consolidated variable interest entity ("VIE") of which the Company has determined it is the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation.
Accounting Estimates
The preparation of condensed consolidated financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the following: useful lives and recoverability of long-lived assets, inventory obsolescence and reserves, capitalized indirect inventory costs, allowance for doubtful accounts receivable, calculation of accrued liabilities, customer incentive reserves, uncertain tax positions, contingent liabilities, fair value of assets and liabilities acquired in connection with business combinations, equity-based compensation and deferred revenues. Actual results could differ from those estimates.
Stock Split
On March 9, 2021, the Company's Board of Managers approved a 1,017,134.6-for-1 stock split to the Company's common stock, which was immediately effective. All share and per share data included in these condensed consolidated financial statements give effect to the stock split and have been retroactively adjusted for all periods presented.
Preferred Stock
The Company has 100,000,000 shares of $0.01 par value preferred stock authorized, none of which are issued and outstanding.
Deferred Offering Costs
Deferred offering costs consisted of legal, accounting, underwriting fees and other incurred that were directly related to the IPO. Upon completion of the offering in March 2021, the Company charged deferred offering costs totaling $6.7 million to stockholders' equity.
Net Income per Share
In accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share, net income per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding forfeitures. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock option and upon the vesting of restricted stock.
Variable Interest Entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At April 30, 2021 and July 31, 2020, the Company's ownership percentage of the sole identified VIE was 76.2%. The VIE's net assets, which may only be used to settle its own obligations, were $2.2 million at both April 30, 2021 and July 31, 2020, respectively.
Recent Accounting Pronouncements
As an “emerging growth company,” the Jumpstart Our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
Recently Adopted Accounting Pronouncements:
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of the guidance is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The Company early adopted this standard as of the third quarter of the current fiscal year, which is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. There were no material impacts to the financial statements or disclosures as a result of the early adoption of this ASU.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), and several amendments, codified as ASC 842, which supersedes prior guidance on accounting for leases under FASB ASC 840, Leases. ASU No. 2016-02, among other provisions, (i) requires lessees to classify leases as either finance or operating leases, (ii) generally requires all leases to be recorded on the Consolidated Statements of Financial Position through the recognition of right-of-use assets and corresponding lease liabilities and (iii) expands mandatory qualitative and quantitative disclosures regarding leasing activities. The FASB has recently issued ASU No. 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective dates for certain entities”, which extends the effective date for all other entities, for annual reporting periods beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The amended standard is effective for the Company beginning with the year ended July 31, 2023. Early adoption is permitted. The Company’s assessment of the lease standard’s impact on the consolidated financial statements is ongoing, and is expected to result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, collectively, ASC 326, to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For many entities with financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which may result in the earlier recognition of credit losses on financial instruments. This guidance will be effective for the Company beginning with the year ended July 31, 2024, with early adoption permitted. The Company is currently evaluating the impact this standard could have on the consolidated financial statements.
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In order to ease the potential burden in accounting for reference rate reform, ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendment is effective immediately and may be applied prospectively through December 31, 2022. The Company is currently evaluating the impact of reference rate reform and the optional expedients provided by this amendment on its contracts.
3.    Revenue
The Company’s net sales reflect the sale of wine domestically in the U.S. to wholesale distributors, wholesale accounts or DTC, as well as sales of wine to export distributors that sell internationally.
Under ASC Topic 606, Revenue from contracts with customers ("ASC 606"), the Company recognizes revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling as a fulfillment activity, with amounts billed to customers for shipping and handling included in net sales. The Company has elected to record excise taxes as a reduction to revenue, which are recognized in the Condensed Consolidated Statements of Operations when the related product sale is recognized.
The transaction price includes reductions attributable to consideration given to customers through various incentive programs, including depletion-based incentives paid to distributors, volume discounts and pricing discounts on single transactions. This variable consideration is recognized as a reduction to the transaction price based on the expected amounts at the time revenue for the corresponding product is recognized. The determination of the reduction of the transaction price for variable consideration requires certain estimates and judgements that affect the amounts of revenue recognized and if a change to an estimate occurs in a future period, it is recorded as identified. The Company estimates this variable consideration using the expected value method by taking into account factors such as the nature of the incentive program, historical information, current consumer product trends and availability of actual results. Due to the nature of the arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. Consideration given to customers totaled $15.5 million and $12.7 million for the three months ended April 30, 2021 and 2020, respectively and $48.2 million and $35.8 million for the nine months ended April 30, 2021 and 2020, respectively.
•The Company pays depletion-based incentives to its distributors for meeting specific depletion targets, and reviews the allowances using a portfolio approach, grouping contracts with similar attributes, which does not result in a materially different outcome than would be obtained by applying assumptions to each individual contract within the portfolio. The allowances are reassessed at each reporting date to reflect changes in facts and circumstances that could impact allowance estimates.
•Volume pricing discounts are given for meeting volume levels on an individual contract basis. Each incentive is treated as a reduction to the transaction price at the time of revenue recognition.
Products are sold for cash or on credit terms. Credit terms are established in accordance with local and industry practices, and typically require payment within 30-90 days of delivery or shipment, as dictated by the terms of each agreement. The Company has elected the practical expedient to not account for significant financing components as its payment terms are less than one year, and the Company determines the terms at contract inception. The Company’s sales terms do not allow for the right of return except for matters related to manufacturing defects, which are not material.
Disaggregated Revenue Information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Wholesale - Distributors	59.5%	52.7%	64.4%	59.4%
Wholesale - California direct to retail(a)	15.7%	17.1%	16.5%	18.1%
DTC(b)	24.8%	30.2%	19.1%	22.5%
Net sales	100.0%	100.0%	100.0%	100.0%
________________________________________________
(a) Includes immaterial sales related to bulk, grape and merchandise sales.
(b) Includes shipping and handling revenue of $1.3 million for both the three months ended April 30, 2021 and 2020 and $2.3 million and $2.1 million for the nine months ended April 30, 2021 and 2020, respectively.
Contract Balances
When the Company receives payment from a customer prior to transferring the product under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company’s deferred revenue is primarily comprised of cash collected from DTC members for purchases ahead of the wine shipment date. The Company does not recognize revenue until control of the wine is transferred and the performance obligation is met.

The following table reflects the changes in the contract liability balance during the nine months ended April 30, 2021 and the year ended July 31, 2020.

(in thousands)	April 30, 2021	July 31, 2020
Outstanding at beginning of period	$4,148	$3,863
Increase (decrease) attributable to:
Upfront payments	27,866	34,836
Revenue recognized	(31,059)	(34,328)
Refund	(188)	(223)
Outstanding at end of period	$767	$4,148
Revenue recognized during the three months and nine months ended April 30, 2021 and 2020, which was included in the opening contract liability balance for those periods, was primarily revenue from DTC sales.
Costs to Obtain a Contract
The Company has elected the practical expedient to expense the cost of obtaining a contract that is short term in nature when incurred. The Company does not have any contract costs capitalized as of April 30, 2021 or July 31, 2020.
4.    Inventories
Inventories were comprised of the following:

(in thousands)	April 30, 2021	July 31, 2020
Finished goods
Bottled wine	$91,122	$100,272
Merchandise	360	408
Work in progress
Bulk wine	167,839	128,436
Packaging	3,383	2,945
Overhead	(261)	2,225
Raw materials
Deferred crop costs	6,382	11,025
Total	$268,825	$245,311
The Company capitalizes into inventory depreciation related to property and equipment used in the production of inventory. For the nine months ended April 30, 2021 and the year ended July 31, 2020, the amount capitalized was $9.8 million and $13.9 million, respectively.

5.    Property and Equipment
Property and equipment was comprised of the following major components as of:

(in thousands)	April 30, 2021	July 31, 2020
Land	$120,063	$120,063
Buildings & improvements	68,307	66,057
Vineyards & improvements	28,734	27,430
Machinery & equipment	48,485	44,147
Barrels	29,321	25,889
Total depreciable property and equipment	294,910	283,586
Less: accumulated depreciation and amortization	(58,539)	(48,171)
Total depreciable property and equipment, net	236,371	235,415
Construction in progress	4,604	7,336
Property and equipment, net	$240,975	$242,751
Depreciation expense was $0.3 million and $0.9 million for the three months and nine months ended April 30, 2021 and 2020, respectively. See Note 4 (Inventories) for depreciation expense capitalized into inventory.
6.    Goodwill and Other Intangible Assets
Goodwill
At each of April 30, 2021 and July 31, 2020, the goodwill balance was $425.2 million.
Other Intangible Assets
Intangible assets were comprised of the following components:

	April 30, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Impairment charges	Net
Definite-lived intangible assets
Customer relationships	$92,720	$32,384	$—	$60,336
Leasehold interests	1,572	340	—	1,232
Total definite-lived intangible assets	94,292	32,724	—	61,568
Indefinite-lived intangible assets
Trade names	139,600	—	—	139,600
Lane rights	1,300	—	—	1,300
Total indefinite-lived intangible assets	140,900	—	—	140,900
Total other intangible assets	$235,192	$32,724	$—	$202,468

	July 31, 2020
(in thousands)	Gross carrying amount	Accumulated amortization	Impairment charges	Net
Definite-lived intangible assets
Customer relationships	$92,720	$26,715	$—	$66,005
Leasehold interests	1,572	247	—	1,325
Total definite-lived intangible assets	94,292	26,962	—	67,330
Indefinite-lived intangible assets
Trade names	151,430	—	11,830	139,600
Lane rights	1,300	—	—	1,300
Total indefinite-lived intangible assets	152,730	—	11,830	140,900
Total other intangible assets	$247,022	$26,962	$11,830	$208,230

The Company’s amortization expense for the three months and nine months ended April 30, 2021 and 2020 was $1.9 million and $5.8 million, respectively. For the next five years, the Company anticipates the annual amortization of the definite-lived intangible assets that have been recorded as of April 30, 2021 to be $7.7 million per year.
7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable balance consisted of the following amounts:

(in thousands)	April 30, 2021	July 31, 2020
Distributor invoices	$1,720	$881
Bulk invoices	1,570	599
Other	4,549	2,253
Total	$7,839	$3,733
The Company’s accrued expenses balance consisted of the following amounts:

(in thousands)	April 30, 2021	July 31, 2020
Trade spend(a)	$10,349	$6,246
Barrel purchase	—	1,917
Deferred compensation liability(b)	2,011	1,576
Income tax payable	6,578	349
Accrued invoices and other accrued expenses	9,070	5,423
Total	$28,008	$15,511
________________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives granted for meeting specific depletion targets. See further discussion in Note 2 (Basis of Presentation and Significant Accounting Policies).
(b) The Company intends to use the cash surrender value life insurance policies in settling its deferred compensation plan liability. The cash surrender value of the life insurance policies was $1.7 million and $1.4 million at April 30, 2021 and July 31, 2020, respectively.
8.    Debt
The Company is subject to the requirements of various financial covenants pursuant to the term loans and revolving line of credit, including a minimum fixed charge coverage ratio as defined in the First Lien Loan Agreement. As of April 30, 2021, the Company was not in violation of any financial covenant.
Included in interest expense in the Condensed Consolidated Statements of Operations, and in depreciation and amortization on the Condensed Consolidated Statements of Cash Flows, is amortization related to debt issuance costs of $0.4 million and $0.5 million for the three months ended April 30, 2021 and 2020, respectively and $1.2 million and $1.6 million for the nine months ended April 30, 2021 and 2020, respectively.
Amendments to the First Lien Loan Agreement
On August 17, 2020, the Company entered into an agreement which amended the terms of the First Lien Loan Agreement capital expenditure and term loans. This amendment extended the maturity dates of the capital expenditure loan and term loan (first tranche) to August 1, 2023, and modified the interest rate margins in the credit facility to reflect market conditions. The variable interest rates are now calculated as London Inter-Bank Offered Rate ("LIBOR") plus 190 basis points. The transaction did not result in any additional cash proceeds. The transaction was assessed on a lender-specific level for all syndicated instruments and was accounted for primarily as a debt modification. Where the transaction was determined to be an extinguishment in accordance with ASC 470, Debt, the Company recognized a loss on early extinguishment of $0.3 million in total.

On February 22, 2021, the Company amended the terms of its Credit Facility by executing Amendment No. 7. Pursuant to the terms of Amendment No. 7, Selway Wine Company, a wholly-owned subsidiary the Company formed in connection with Amendment No. 7, became the guarantor of all debt outstanding under the Credit Facility. Additional changes within this amendment included revisions to certain covenants of the Credit Facility related to reporting requirements and revisions to terms restricting certain liquidity events and distributions to the Company's equity holders. The transaction did not result in any additional cash proceeds. Consistent with previous amendments, the transaction was assessed on a lender-specific level for all syndicated instruments and was accounted for as a debt modification in accordance with ASC 470.
Revolving Line of Credit
At April 30, 2021, $286.0 million was available to draw under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. The weighted-average interest rate was 4.3% on the amount outstanding at April 30, 2021. There were no amounts outstanding on the letter of credit sub-facility or the swingline sub-facility at April 30, 2021.
9.    Derivative Instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the financial results and Condensed Consolidated Statements of Financial Position.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company's derivative instruments are subject to master netting agreements. In certain circumstances, this arrangement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of April 30, 2021 or July 31, 2020. The Company does not enter into derivative instruments for trading or speculative purposes. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.
As of April 30, 2021, the Company held the following interest rate swap agreements, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$150,000	2.781%	December 31, 2020	July 31, 2021
$100,000	0.487%	March 21, 2020	March 23, 2023
On March 26, 2021, the Company modified the interest rate swap with an original effective date of August 10, 2018 and expiration of July 31, 2021, reducing the notional value from $200.0 million to $150.0 million.
As discussed in Note 11 (Commitments and Contingencies), the Company manages the annual barrel program by engaging domestic and foreign cooperages to provide specified barrel quantities on agreed dates. Some of these invoices are paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts aligning settlement dates with expected barrel delivery and the anticipated payments to various coopers.
The total notional amount of the Company’s derivative instruments outstanding were as follows:

(in thousands)	April 30, 2021	July 31, 2020
Derivative instruments not designated as hedging instruments
Interest rate swap contracts	$250,000	$300,000
Foreign currency forward contracts	2,369	2,240
	$252,369	$302,240

Results of Period Derivative Activity
The estimated fair value and classification of derivative instruments on the accompanying Condensed Consolidated Statements of Financial Position are as follows:

(in thousands)		April 30, 2021	July 31, 2020
Derivative instruments not designated as hedging instruments
	Classification
Interest rate swap contracts
Derivative instrument	Current liability	$(1,008)	$(5,376)
Derivative instrument	Other long-term liabilities	(538)	(1,065)
Total interest rate swap contract liability		$(1,546)	$(6,441)

Foreign currency forward contracts
Derivative instrument	Other current assets	$41	$118
Total foreign currency contract asset		$41	$118
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended April 30,		Nine months ended April 30,
(in thousands)	Classification	2021	2020	2021	2020
Interest rate swap contracts	Other (income) expense, net	$(1,949)	$2,985	$(4,895)	$3,524
Foreign currency forward contracts	Other (income) expense, net	(41)	50	77	(96)
Total (gains) losses		$(1,990)	$3,035	$(4,818)	$3,428
10.    Fair Value Measurements
The Company applies a fair value hierarchy pursuant to ASC 820, Fair Value Measurement, which consists of three levels of inputs that may be used to measure fair value:
Level 1        Inputs to fair value are quoted prices in active markets for identical assets or liabilities;
Level 2        Inputs to fair value are based on observable data other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data such as interest rates or yield curves for substantially the full term of the instrument;
Level 3        Inputs to fair value are based on unobservable data for the instrument and are supported by little or no market activity.
Following is a description of the valuation methodologies used for instruments measured at fair value in the financial statements, as well as the general classification of such instruments under the valuation hierarchy.
Interest rate swap contracts: The fair value of the Company’s interest rate swap agreement is estimated with the assistance of a third party, using inputs that can be corroborated by observable market data (Level 2 of the fair value hierarchy).
Foreign currency forward contracts: The fair value of the Company’s outstanding foreign currency forward contracts is estimated with the assistance of a third party, using inputs that can be corroborated by observable market data (Level 2 of the fair value hierarchy).
Deferred compensation plan: Contributions to the Company’s deferred compensation plan are managed by a third-party administrative agent. The fair value of the total contributed plan assets and liabilities are based on inputs that can be corroborated by observable market data (Level 2 of the fair value hierarchy).

The Company’s other financial instruments consist mainly of cash, accounts receivable, accounts payable, accrued expenses, and debt. The carrying value of all financial instruments, except debt, approximates fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company's debt approximates fair value as the interest rates are variable and reflective of market rates. Debt is categorized as a Level 2 liability within the fair value hierarchy.
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at April 30, 2021, were as follows:

(in thousands)	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$41	$—	$41
Deferred compensation plan asset	—	1,701	—	1,701
Liabilities
Interest rate swap contracts	$—	$1,546	$—	$1,546
Deferred compensation liability	—	2,011	—	2,011
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2020, were as follows:

(in thousands)	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$118	$—	$118
Deferred compensation plan asset	—	1,416	—	1,416
Liabilities
Interest rate swap contracts	$—	$6,441	$—	$6,441
Deferred compensation liability	—	1,576	—	1,576
For the periods presented, the Company did not identify any transfers of assets or liabilities between fair value measurement levels. Transfers between fair value measurement levels are recognized at the end of each reporting period.
11.    Commitments and Contingencies
Operating Leases
The Company leases approximately 150 acres of vineyard property in California under various third-party operating lease agreements, with terms ranging from two to 30 years, expiring in future years through December 2040. The Company also leases office space, office equipment and visitor centers under third-party operating leases. Some lease agreements contain purchase options and many include renewal options at specified dates throughout the lease term. Rental expense was $1.0 million for both the three months ended April 30, 2021 and 2020 and $3.0 million and $3.1 million for the nine months ended April 30, 2021 and 2020, respectively. A portion of rental expense is capitalized into inventory.

At April 30, 2021, the future minimum payments under the non-cancelable operating lease agreements by fiscal year are as follows:

(in thousands)
Remaining portion of 2021	$1,313
2022	4,085
2023	3,981
2024	3,721
2025	3,442
Thereafter (collectively)	8,580
Total	$25,122
Long-Term Purchase Contracts
The Company has entered into long-term grape purchase contracts with various growers to supply a significant portion of its future grape requirements. The lengths of the contracts typically vary from one to four years, and prices per ton are either determined at the outset for the contract duration or are negotiated annually. The Company's grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape quality characteristics. For the 2020 harvest, the Company purchased approximately 12,000 tons of grapes at a total cost of $26.5 million, which was lower than the 2019 harvest, when the Company purchased approximately 19,000 tons of grapes at a total cost of $51.1 million. The decrease was largely attributable to lower quantities available at the Company's contractually-defined quality levels due to wildfires in the first quarter of Fiscal 2021.
Purchase Commitments
The Company has ongoing commitments to purchase approximately 5,000 barrels for a total of $5.5 million, of which approximately $5.1 million will be paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company entered into foreign currency forward contracts aligning settlement dates with expected barrel delivery and the anticipated payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in the Consolidated Statements of Operations. See Note 9 (Derivative Instruments) for the total notional value and impact on the current period consolidated financial statements due to foreign currency forward contracts.
The Company enters into various contracts with third-parties for custom crush, storage and mobile bottling services. The costs related to these contracts are recorded in the period the service is provided. The contracts for custom crush services typically have minimums that the Company is required to pay if certain grape volume thresholds are not delivered. The Company does not record these minimums related to service contracts as contingent liabilities on the Condensed Consolidated Statements of Financial Position given the harvest yield size and resulting volumes of grape deliveries are not known or estimable until harvest, when all related contingencies would be resolved.
COVID-19
In March 2020, the World Health Organization declared a global pandemic due to the spread of COVID-19, the disease caused by a novel strain of virus. During the pandemic, the Company incurred incremental costs during periods of capacity restrictions or mandatory closure for the three months and nine months ended April 30, 2021. These costs include tasting room expenses and other immaterial costs.
The Company continues to monitor the impacts of COVID-19, as the situation is evolving rapidly. The estimates and assumptions made by Management to quantify the effect of COVID-19 disruption are based on available information at the time each assumption is made. At this time, the Company is unable to fully estimate the long-term impacts to the business, financial condition, operational results or future cash flows, as the pandemic is ongoing in all markets in which the Company operates.

Contingent Liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks, and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of April 30, 2021, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of April 30, 2021 and July 31, 2020, no amounts have been accrued related to such indemnification provisions.
12.    Related Party Transactions
In February 2021, the Company’s Board of Managers declared a $100.0 million cash dividend to the Company's parent at the time of the declaration and, prior to the IPO, the Company's sole stockholder. On February 24, 2021, the Company paid the dividend using funds drawn under the Revolver Facility.
13.    Equity-Based Compensation
2016 Equity Incentive Plan
The Board of Managers of Mallard Holdco, LLC, the entity which wholly owned The Duckhorn Portfolio, Inc. before the Company's IPO, approved the issuance of profit interest units ("Class M Common Units", "awards" or "units") to certain employees of the Company. The units, issued in accordance with the 2016 Equity Incentive Plan ("2016 Plan"), were considered equity awards for purposes of calculating compensation expense, and equity-classified in the Condensed Consolidated Statements of Financial Position.
The units awarded in the first grant vest ratably by 20% on each anniversary of the vesting date, subject to continued service through each vesting date ("Time-Based Units"). The units awarded in the second grant were subject to both a service and a performance condition specific to the investors having achieved specified levels of return on investment ("Performance-Based Units").
Upon consummation of the IPO, several events occurred around the previously awarded 2016 Plan units. The performance and market conditions were considered probable at the time of the IPO and the acceleration clause in the awards was triggered, resulting in an acceleration of the requisite service period from five years to four years. One tranche of awards under the plan was accelerated by the Board of Directors to align the vesting periods of all 2016 Plan awards. Lastly, the Class M Common Units were exchanged, on a value for value basis, for common shares of the Company post-IPO and further by unrestricted or restricted shares, depending on the satisfaction of the respective service period vesting. The changes to these awards were deemed to be Type I modification events under ASC Topic 718. Accordingly, the Company recognized catch-up equity-based compensation expense in the third quarter of Fiscal 2021, including incremental fair value resulting from the modification, as applicable to each award grant, amounting to a cumulative catch-up expense of $8.5 million presented in selling, general and administrative expenses in the third quarter of the current fiscal year.
In connection with the adoption of the Company's 2021 Equity Plan, discussed below, the Company will no longer grant additional awards under the 2016 Plan. However, the terms and conditions of the 2016 Plan will continue to govern the previously granted awards, to the extent applicable.

Class M Units
Activity for the units is shown below:

	Time-Based Units	Weighted-Average Grant-Date Fair Value
Unvested as of July 31, 2020	14,640,454	$0.16
Granted	—	—
Vested	14,640,454	0.16
Forfeited	—	—
Unvested as of April 30, 2021	—	$—

	Performance-Based Units	Weighted-Average Grant-Date Fair Value
Outstanding as of July 31, 2020	7,203,820	$0.19
Granted	—	—
Vested	2,881,528	0.19
Forfeited	—	—
Exchanged	(4,322,292)	0.19
Outstanding as of April 30, 2021	—	$—
The total fair value of Class M Units that vested during the nine months ended April 30, 2021 was $2.9 million.
Restricted Shares
As discussed above, the unvested Class M Units were exchanged for restricted shares of the Company. A summary of the restricted shares is shown below:

	Performance-Based Units	Weighted-Average Grant-Date Fair Value
Unvested as of July 31, 2020	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Exchanged	665,389	15.00
Unvested as of April 30, 2021	665,389	$15.00
The Company recognized equity compensation expense related to the 2016 Plan in selling, general and administrative expenses due to units vesting over their requisite service periods, excluding the incremental expense related to modification accounting disclosed above, in the aggregate amounts of $0.2 million and $0.8 million for the three months and nine months ended April 30, 2021, respectively, and $0.3 million and $0.9 million for the three months and nine months ended April 30, 2020, respectively. The total unrecognized compensation expense related to the 2016 Plan was $0.7 million as of April 30, 2021, which is expected to be recognized over a weighted-average period of one year.

2021 Equity Incentive Plan
The Board of Directors approved the 2021 Equity Incentive Plan ("2021 Plan"), which allows Management to grant various stock and stock-based awards. A total of 14,003,560 shares of the Company's common stock are available for issuance under the 2021 Plan. On March 17, 2021 restricted stock units and stock options were granted to certain employees of the Company as well as certain founders and directors (collectively "grants"). The grants, are considered equity awards for purposes of calculating compensation expense, and are equity-classified in the Condensed Consolidated Statements of Financial Position. The grants awarded vest ratably by 25% on each anniversary of the vesting date, subject to continued service through each vesting date, consistent with the Company's policy related to the 2016 Plan, forfeitures will be recorded as they occur. Stock options granted under the 2021 Plan will expire ten years from the date of the grant.
The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted in nine months ended April 30, 2021.

Expected term (in years)(a)	6.25
Expected dividend yield(b)	—%
Risk-free interest rate(c)	1.09%
Expected volatility(d)	25.00%
Stock price	$15.00
________________________________________________
(a) Calculated as the midpoint between the weighted-average time to vest and the time to expiration.
(b) The Company has not historically paid and does not expect to pay dividends in the foreseeable future.
(c) The risk-free rate was estimated from the U.S. Constant Maturity Treasury Yield Curve in effect at the grant date.
(d) The expected volatility was estimated based on analysis of the historical and implied volatility of a group of guideline public companies deemed to be comparable public peers within the Company’s industry.
Stock Options
Stock option activity and activity regarding shares available for grant under the 2021 Plan is shown below:

	Shares Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of July 31, 2020	—	—	$—	—	$—
Shares authorized	14,003,560	—	—	—	—
Options granted	(1,194,224)	1,194,224	15.00	—	—
Restricted stock units granted	(433,705)	—	—	—	—
Options vested	—	—	—	—	—
Forfeited	—	—	—	—	—
Balance as of April 30, 2021	12,375,631	1,194,224	$15.00	9.9	$4,431

The Company recognized equity compensation expense related to the 2021 Plan stock options in selling, general, and administrative expense, due to units vesting over their requisite service periods, of $0.1 million for the three months and nine months ended April 30, 2021. The total unrecognized compensation expense related to the 2021 Plan stock options was $4.7 million as of April 30, 2021, which is expected to be recognized over a weighted-average period of 3.9 years. The weighted-average grant-date fair value of options granted for the nine months ended April 30, 2021 was $4.07. No options were vested and exercisable as of April 30, 2021.
Restricted Stock Units
Restricted stock unit ("RSU") grant activity under the 2021 Plan is shown below:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested as of July 31, 2020	—	$—
Granted	433,705	15.00
Vested	—	—
Forfeited	—	—
Unvested as of April 30, 2021	433,705	$15.00
The Company recognized equity compensation expense related to the 2021 Plan RSUs in selling, general, and administrative expense, due to units vesting over their requisite service periods, of $0.2 million for the three months and nine months ended April 30, 2021. The total unrecognized compensation expense related to the 2021 Plan RSUs was $6.3 million as of April 30, 2021, which is expected to be recognized over a weighted-average period of 3.6 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the 2021 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's common stock at a discount through accumulated payroll deductions. A total of 1,250,509 shares of the Company's common stock are available for issuance and sale to eligible employees under the ESPP.
Unless otherwise determined by the Board of Directors, in their sole discretion, each offering period and each purchase period will commence on or around August 1 and February 1, and end approximately six months later on the last business date in January or July, as applicable of each year. The last business date of each offering period will be an exercise date. The timing of an initial offering period has not yet been determined.
Unless otherwise determined by the Board of Directors, in their sole discretion, the purchase of common stock under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the exercise date of the applicable purchase period.
14.    Casualty Gain
Wildfires
Several wildfires occurred in northern California in the first quarter of Fiscal 2021. Other than smoke exposure to unharvested grapes, the Company's owned vineyards did not sustain damage during the fires. Fire and smoke exposure related expenses offset by crop insurance proceeds received totaling $1.2 million are reported on the casualty gain, net line in the Condensed Consolidated Statement of Operations for the nine months ended April 30, 2021. Smoke and fire damage to vineyards in the primary markets where the Company sources fruit rendered some of the available grapes unacceptable for the Company’s production needs. Management cannot yet estimate the full, future impact of wildfire-related disruption to the 2020 harvest.

Flood
The Company incurred losses in February 2019 due to a flood at a winery. The facilities include production, storage, hospitality and administrative spaces. The flood resulted in damage to inventory, machinery and equipment and site improvements. The Company also incurred incremental and direct remediation costs.
The Company filed an insurance claim with respect to inventory, storage vessels and other related costs during the year ended July 31, 2019. On December 11, 2020, the Company entered into an agreement with its insurer to resolve the open flood insurance claim, pursuant to which the claim associated with the losses would be closed and the Company would receive an aggregate of $32.5 million. In January 2021, pursuant to such agreement, the Company received the remaining $8.1 million of cash proceeds, fully resolving the flood insurance claim. The Company incurred incremental charges in the nine months ended April 30, 2021 and 2020, offset by insurance proceeds received, which were reported on the casualty gain, net line item in the Condensed Consolidated Statement of Operations.
15.    Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company's basic and diluted income per share calculation:

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator - Net income attributable to The Duckhorn Portfolio, Inc.	$9,022	$11,619	$48,548	$35,100

Denominator:
Weighted average number of shares of common stock outstanding - basic	107,976,264	101,713,460	103,755,180	101,713,460
Dilutive stock options and restricted stock(a)	427,745	—	368,090	—
Weighted average number of shares of common stock outstanding - assuming dilution	108,404,009	101,713,460	104,123,270	101,713,460

Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.08	$0.11	$0.47	$0.35
Diluted	$0.08	$0.11	$0.47	$0.35
________________________________________________
(a) Calculated using the treasury stock method.
There were no outstanding common stock awards deemed anti-dilutive for the three and nine months ended April 30, 2021 and April 30, 2020.
16.    Income Taxes
Income tax expense was $5.6 million and $19.7 million, an effective tax rate of 38.4% and 28.9% for the three months and nine months ended April 30, 2021, respectively, compared to $4.2 million and $12.6 million, an effective tax rate of 26.5% and 26.4% for the three months and nine months ended April 30, 2020, respectively. The effective tax rates for all periods presented were higher than the federal statutory rate of 21% due to the impact of state income taxes and equity-based compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary note regarding forward-looking statements” included below. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part II “Item 1A. Risk factors” included in this Quarterly Report on Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission contains statements that are or may be considered to be, forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:
•    our ability to manage the growth of our business;
•    our reliance on our brand name, reputation and product quality;
•    the effectiveness of our marketing and advertising programs;
•    general competitive conditions, including actions our competitors may take to grow their businesses;
•    overall decline in the health of the economy and consumer discretionary spending;
•    the occurrence of severe weather events (including fires, floods and earthquakes), catastrophic health events, natural or man-made disasters, social and political conditions or civil unrest;
•    risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;
•    the impact of COVID-19 on our customers, suppliers, business operations and financial results;
•    disrupted or delayed service by the distributors and government agencies we rely on for the distribution of our wines outside of California;
•    our ability to successfully execute our growth strategy;
•    decreases in our wine score ratings by wine rating organizations;
•    quarterly and seasonal fluctuations in our operating results;
•    our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•    our ability to protect our trademarks and other intellectual property rights, including our brand and reputation;
•    our ability to comply with laws and regulations affecting our business, including those relating to the manufacture, sale and distribution of wine;
•    the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to both domestic and to international markets;
•    claims, demands and lawsuits to which we are, and may in the future, be subject and the risk that our insurance or indemnities coverage may not be sufficient;
•    our ability to operate, update or implement our IT systems;
•    our ability to successfully pursue strategic acquisitions and integrate acquired businesses;
•    our potential ability to obtain additional financing when and if needed;
•    our substantial indebtedness and our ability to maintain compliance with restrictive covenants in the documents governing such indebtedness;
•    TSG’s significant influence over us and our status as a “controlled company” under the rules of the New York Stock Exchange;
•    the potential liquidity and trading of our securities; and
•    the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events, and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk factors” and elsewhere in this Quarterly Report Form 10-Q. Moreover, we operate in a highly competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements in this Quarterly Report Form 10-Q represent our views as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
Investors and others should note that we may announce material information to our investors using our investor relations website (https://ir.duckhorn.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media, to communicate with our investors and the public about our Company, our business and other issues. It is possible that the information we post on social media could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.
Overview
The Duckhorn Portfolio is the premier scaled producer of luxury wines in North America. We have delighted millions of consumers with authentic, high-quality, approachable wines for over four decades. Founded by our namesake Dan and Margaret Duckhorn in 1976, we began by pioneering Merlot wines in Napa Valley and now champion a curated and comprehensive portfolio of highly acclaimed luxury wines across multiple varietals, appellations, brands and price points. Our portfolio is focused exclusively on the desirable luxury segment, which we define as wines sold for $15 or higher per 750ml bottle.
We sell our wines in all 50 states and over 50 countries at prices ranging from $20 to $200 per bottle under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Kosta Browne, Goldeneye, Paraduxx, Calera, Migration, Canvasback, Greenwing and Postmark. Our wines have a strong record of achieving critical acclaim, vintage after vintage. Each winery brand boasts its own winemaking team to create distinct experiences for consumers, ensure product quality and continuity and galvanize sustainable farming practices. Beyond our winemaking teams is an organization comprised of passionate, talented employees, including a highly tenured executive team that has approximately 100 years of cumulative experience with Duckhorn.
We sell our wines to distributors and directly to retail accounts in California, which together comprise our wholesale channel, and directly to consumers through our DTC channel, which comprised over 19% of our sales in the first nine months of Fiscal 2021. Our powerful omni-channel sales model drives strong margins by leveraging long-standing relationships developed over the past forty years. We believe our iconic winery brands together with our scaled, quality-focused production, omni-channel distribution and dedicated employees, set the standard for North American luxury wine.

Key Financial Metrics
We use net sales, gross profit and adjusted EBITDA to evaluate the performance of our business, identify trends in our business, prepare financial forecasts and make capital allocation decisions. We believe the following metrics are useful in evaluating our performance, but adjusted EBITDA should not be considered in isolation or as a substitute for any other financial information depicting our results prepared in accordance with U.S. GAAP. Certain judgments and estimates are inherent in our processes to calculate these metrics.

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2021	2020	2021	2020
Net sales	$90,425	$68,720	$265,720	$218,417
Gross profit	$46,929	$36,342	$132,961	$110,959
Net income attributable to The Duckhorn Portfolio, Inc.	$9,022	$11,619	$48,548	$35,100
Adjusted EBITDA(a)	$32,946	$31,236	$98,845	$87,249
________________________________________________
(a) See “—Adjusted EBITDA” for additional information and below for the reconciliation to net income attributable to the Duckhorn Portfolio, Inc., the most directly comparable U.S. GAAP measure.
The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc.:

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2021	2020	2021	2020
Net income attributable to The Duckhorn Portfolio, Inc.	$9,022	$11,619	$48,548	$35,100
Interest expense	3,755	4,221	10,947	13,905
Income tax expense	5,623	4,189	19,694	12,588
Depreciation and amortization expense	5,554	6,116	16,434	17,421
EBITDA	23,954	26,145	95,623	79,014
Purchase accounting adjustments(a)	126	241	1,449	4,836
Transaction expenses(b)	2,304	—	2,304	193
Change in fair value of derivatives	(1,991)	3,036	(4,818)	3,427
Equity-based compensation	8,962	288	9,538	866
Casualty gain, net(c)	—	(24)	(7,832)	(4,047)
Bulk wine loss, net(d)	—	1,243	—	2,322
Loss on debt extinguishment(e)	—	—	272	—
IPO preparation costs(f)	—	31	405	362
Wildfire costs, net(g)	(421)	—	1,196	—
COVID-19 costs(h)	12	276	708	276
Adjusted EBITDA	$32,946	$31,236	$98,845	$87,249
________________________________________________
(a) Purchase accounting adjustments relate to the impacts of prior business combination accounting for our acquisition by TSG in Fiscal 2017, our subsequent acquisitions of Calera and Kosta Browne in Fiscal 2018 and Fiscal 2019, respectively, and certain other transactions consummated prior to our acquisition by TSG, which resulted in fair value adjustments to deferred revenue, inventory and long-lived assets.
(b) Transaction expenses include legal and professional fees and change of control payments incurred in connection with our acquisition of Kosta Browne in August 2018 and our IPO in March 2021. These expenses were incremental to our normal operating expenses and were directly related to the transactions.
(c) Casualty gain, net in Adjusted EBITDA pertains to the flood event at one of our wineries in Fiscal 2019, and was primarily comprised of insurance proceeds received pursuant to our claim, offset by flood damage and remediation costs. The proceeds received, offset by costs incurred, are reported on the casualty gain, net line in the Condensed Consolidated Statements of Operations. See Note 14 (Casualty Gain) to our condensed consolidated financial statements for additional information.
(d) Bulk wine loss, net, primarily relates to net losses on bulk wine sold in the spot bulk markets at quantities and price points which were unusual and infrequent for our business. During Fiscal 2020 (during which the 2019 harvest occurred), we observed significant and unprecedented oversupply and price volatility in the bulk wine markets that resulted in premium tiers of bulk wine spot prices reaching historic lows. We have not historically sold a significant quantity of bulk wine into the spot bulk markets. However, during Fiscal 2020, we obtained alternative supply that we believe is of higher quality than certain bulk wine that we held at that time, and we responded by selling certain bulk quantities at a net loss. We do not to expect to engage in sales of significant amounts of bulk quantities to the bulk wine market, and therefore have excluded the loss from these sales from adjusted EBITDA as they are not indicative of our core operational performance.
(e) Loss on debt extinguishment includes charges for unamortized deferred financing fees we recognized in connection with amendments to our Credit Facility. See Note 8 (Debt) to our condensed consolidated financial statements for further information.
(f) IPO preparation costs include professional fees incurred for outside consultants to advise us on legal, accounting and tax matters related to our preparation for becoming a public company, which are not directly attributable to an offering.

(g) Wildfire costs, offset by crop insurance proceeds received, include the cost of unharvested fruit that was damaged and rendered useless, charges we incurred to respond to imminent wildfire threat with fire-fighting crews to protect our assets, clean-up and smoke remediation expenses to restore operations at our tasting rooms after the fires, testing fees to evaluate our fruit for possible smoke damage, and washing or other grape processing costs prior to vinification to reduce the risk of smoke in finished wine. These costs, offset by proceeds received, are reported on the casualty gain, net line in the Condensed Consolidated Statements of Operations. See Note 14 (Casualty Gain) to our condensed consolidated financial statements for additional information. While we expect the potential for wildfires to be an ongoing risk to running an agricultural business in California, we believe the wildfires and related costs we experienced are not indicative of our core operating performance.
(h) COVID-19 costs include certain incremental expenses incurred during the outbreak of the COVID-19 pandemic and the short-term closure mandates imposed by government officials in the jurisdictions in which we operate. These costs include tasting room expenses incurred during a period of mandatory closure and reduced capacity, salaries and severance expenses for certain employees and other immaterial costs to transfer inventory.
Net Sales
Our net sales represent revenues less discounts, promotions and excise taxes.
Gross Profit
Gross profit is equal to our net sales less cost of sales. Cost of sales includes all wine production costs, winemaking, bottling, packaging, warehousing and shipping and handling costs. Our gross profit and gross profit margins on net sales are impacted by the mix of winery brands we sell in our portfolio. See “—Components of results of operation and key factors affecting our performance” for additional information.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization, non-cash equity-based compensation expense, purchase accounting adjustments, casualty losses or gains, impairment losses, changes in the fair value of derivatives and certain other items which are not related to our core operating performance. Adjusted EBITDA is a key metric we use to evaluate business performance in comparison to budgets, forecasts and prior year financial results, providing a measure that Management believes reflects the Company’s core operating performance.
For comparative periods presented, our primary operational drivers of adjusted EBITDA have been sustained sales growth in our wholesale channel and steady growth in our DTC channel, management of our cost of sales through our diversified supply planning strategy, and discipline over selling, general and administrative expenses relative to our sales growth.
Key Operating Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, measure our performance, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business but should not be considered in isolation or, solely with respect to price / mix contribution, as a substitute for financial information prepared and presented in accordance with GAAP. Certain judgments and estimates are inherent in our processes to calculate these metrics.
Net Sales Percentage by Channel
We calculate net sales percentage by channel as net sales made through our wholesale channel to distributors, through our wholesale channel directly to retail accounts in California and through our DTC channel, respectively, as a percentage of our total net sales. We monitor net sales percentage across these three routes to market to understand the effectiveness of our omni-channel distribution model and to ensure we are deploying resources effectively to optimize engagement with our customers across our complementary distribution channels.

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Wholesale - Distributors	59.5%	52.7%	64.4%	59.4%
Wholesale - California direct to retail	15.7%	17.1%	16.5%	18.1%
DTC	24.8%	30.2%	19.1%	22.5%

We typically experience an increase in net sales percentage for our wholesale—distributors channel in the first fiscal quarter of each fiscal year due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season. See “—Components of results of operation and key factors affecting our performance—Seasonality.” The variations in net sales percentage by channel between the three and nine months ended April 30, 2021 and 2020 were largely driven by the impact of COVID-19. In particular, the increase in net sales percentage attributable to our wholesale—distributors channel and the decrease in net sales percentage attributable to our DTC channel for the nine month comparison periods was primarily driven by (i) shifts in consumer purchasing and consumption patterns away from on-premise sales toward off-premise sales primarily serviced by our wholesale—distributors channel, (ii) a decrease in wholesale-California direct to retail due to a higher concentration of on-premise accounts experiencing sales declines of our higher-priced ultra luxury wines and (iii) increased purchasing by our distributors in anticipation of increased off-premise demand during the holiday season in anticipation of ongoing COVID-19 related health and safety restrictions at on-premise sale locations. We expect that our channel mix will begin to normalize in future periods as consumer purchasing and consumption patterns return to normal following the COVID-19 pandemic.
Net Sales Growth Contribution
Net sales growth is defined as the percentage increase of net sales in the period compared to the prior period. Net sales growth contribution is calculated based on the portion of changes in net sales for a given period that is driven by two factors: changes in sales volume and changes in sales price and mix. Volume contribution presents the percentage increase in cases sold in the current period compared to the prior period. Price / mix contribution presents net sales growth less volume contribution and reflects that, in addition to changes in sales volume, changes in net sales are primarily attributable to changes in sales price and mix.

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Net sales growth	31.6%	9.2%	21.7%	12.8%
Volume contribution	41.0%	23.0%	30.2%	21.4%
Price / mix contribution	(9.4)%	(13.7)%	(8.5)%	(8.6)%
For the three and the nine months ended April 30, 2021, growth in net sales was attributable to strong volume contribution and partially offset by negative price / mix contribution, demonstrating that increased sales volumes continues to be the primary driver of our net sales growth. The negative price / mix contribution was primarily attributable to (i) increases in sales of our luxury winery brands, which sell at lower average sales prices than our ultra-luxury winery brands, (ii) decreases in average selling prices as a result of the COVID-19 pandemic driven shift away from on-premise sales, which have historically accounted for a larger portion of sales of our higher priced ultra-luxury wines and (iii) our consistent use of distributor and retail sales discounts and promotions in our wholesale channel to maintain and to capture market share, which presented downward pressure on price / mix contribution given the increase in net sales from our wholesale channel relative to total net sales during the periods. We expect that price / mix contribution will begin to revert toward historical levels as consumption and purchasing habits return to normal following the COVID-19 pandemic, but we expect that volume contribution will continue to be the primary driver of changes in our net sales in future periods.
Components of Results of Operation and Key Factors Affecting our Performance
Net Sales
Our net sales consist primarily of wine sales to distributors and directly to retail accounts in California, which together comprise our wholesale channel, and directly to individual consumers through our DTC channel. Net sales generally represent wine sales and shipping, when applicable. Sales are generally recorded at the point of shipment and are recorded net of returns, consideration provided to customers through various incentive programs, other promotional discounts and excise taxes.
We refer to the volume of wine we sell in terms of cases, each of which represents a standard 12 bottle case of wine (in which each bottle has a volume of 750 milliliters). Cases sold represent wine sales through our wholesale and DTC channels. Depletions, in turn, represent sell-through from our distributors, including our California wholesale sales channel, to retail accounts nationally.

The following factors and trends in our business have driven net sales growth over the past fiscal years and are expected to be key drivers of our net sales growth for the foreseeable future:
•Further leverage brand strength. We believe our comprehensive growth plan will continue to increase brand awareness and grow sales of our winery brands to our existing consumer base and a new generation of consumers. This plan is made possible by our omni-channel platform, which enables us to grow, both through increased volume with existing and new customers and accounts as well as through periodic price increases, particularly on our higher end, smaller lot DTC wines.
•Insightful and targeted portfolio evolution. Our curated portfolio and historical growth result from long-term dedication to continuous evolution and alignment with the luxury wine consumer. We believe we can drive additional sales through our wholesale and DTC channels. As we continue to scale, we believe our growth mindset, coupled with our differentiated production and distribution platform, will enable us to adapt and remain at the forefront of our industry. For example, we launched a line of premium Decoy-branded wine-based seltzers in February 2021, which we believe will have broad appeal to current Decoy wine drinkers and capture an incremental drinking occasion in this dynamic category.
•Distribution expansion and acceleration. Purchasing by distributors and loyal accounts that continue to feature our wines are key drivers of net sales. We plan to continue broadening distribution of the wines in our portfolio as well as increase the volume of wine sold to existing accounts. We believe our long-standing existing commercial relationships coupled with exceptional portfolio strength position us to capture distribution growth opportunities and accelerate sales to existing distributors and retail accounts in California.
•Continued investment in DTC channel. We expect to continue to invest in our DTC channel, leveraging wine clubs and brand-specific tasting rooms to engage with our consumers, create brand evangelists and drive adoption across our portfolio.
•Opportunistic evaluation of strategic acquisitions. Our strategic and opportunistic approach to evaluating acquisitions has led to the successful acquisition of two winery brands in the past three years: Kosta Browne and Calera. While our growth and success are not contingent upon future acquisitions, we believe our team has the capabilities and track record both to execute and integrate meaningful acquisitions when opportunities arise to create stockholder value.
Our net sales growth has outpaced luxury wine growth rates in the U.S. wine industry every year since 2012, and because of these growth drivers, we expect that trend to continue for the foreseeable future.
The primary market for our wines is the United States, which represented approximately 95% of our net revenue in the first nine months of Fiscal 2021. Accordingly, our results of operations are primarily dependent on U.S. consumer discretionary spending.
Sales Channels
Our sales and distribution platform is based on long-standing relationships with a highly-developed network of distributor accounts in all U.S. states (except California, where we sell directly to retail accounts) and in over 50 countries globally. We also have developed strong relationships with consumers who buy our wines directly from us in the DTC channel. Channel mix can affect our performance and results of operations, particularly gross profit and gross profit margin.
•Wholesale channel. Consistent with sales practices in the wine industry, sales to retailers in California and to distributors in other states occur below suggested retail price ("SRP"). We work closely with our distributors to increase the volume of our wines and number of products that are sold by the retail accounts in their respective territories. In California, where we make sales directly to retail accounts, we benefit from greater control over our sales and higher profit margins by selling directly to retailers in the state. Our wholesale channel comprises a greater proportion of our net sales than our DTC channel.
•DTC channel. Wines sold through our DTC channels are generally sold at SRP. Our DTC channel continues to grow as a result of a number of factors, including a shift to more consumption and corporate engagement in the home.

Wholesale channel sales made on credit terms generally require payment within 90 days of delivery, and a substantial majority are collected within 60 days. In periods where the net sales channel mix reflects a greater concentration of wholesale sales (which typically occurs in our first and second fiscal quarters), we typically experience an increase in accounts receivable for the period to reflect the change in sales mix, with payment collections in the subsequent period generally reducing accounts receivable and having a positive impact on cash flows in such subsequent period.
While we seek to increase sales in both channels, we expect that our future sales will continue to be substantially comprised of sales in the wholesale channel. We intend to maintain and strengthen our long-standing relationships within our network of distributors, which we believe will be critical to our continued growth and success. In the wholesale channel, we are positioned as a one-stop luxury and ultra-luxury wine shop, offering a diverse mix of high-quality winery brands and varietals at varying luxury and ultra-luxury price points. We believe this strategy will enable us to continue increasing our share of the wholesale luxury and ultra-luxury wine market in the future, as customers will have greater opportunity to engage with and experience wines across our broad portfolio. We continue to innovate with new products at all price points within the portfolio. We strive to enhance customer engagement and increase sales as new customers encounter our wines and existing customers trade up to higher-priced wines.
Our sales mix within our wholesale channel has shifted in favor of off-premise sales while on-premise sales have experienced variability during the COVID-19 pandemic, which began impacting our sales in March 2020. Our responses to periods of historical disruption in the wholesale channel have focused on strengthening relationships with our accounts and distributors, introducing new products and maintaining and strengthening our winery brand engagement. We believe this approach has enabled us to strengthen our portfolio and increase our market share relative to competitors during this period of market disruption.
We routinely offer sales discounts and promotions through various programs to distributors around the country and retail accounts in California. These programs, where permissible, include volume-based discounts on sales orders, depletion-based incentives we pay distributors and certain other promotional activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction in total sales in order to arrive at reported net sales. While our promotional activities may result in some variance in total net sales from quarter to quarter, historically, the total impact of such activities on annual net sales has been generally stable, and we expect this trend to continue in the future.
In the DTC channel, our holistic approach to consumer engagement both online and offline is supported by an integrated e-commerce platform and portfolio wine shop, seven distinctive tasting room experiences located throughout Northern California and Washington, and several award-winning wine clubs, all of which enable us to cross-sell wines within our portfolio. These strategies are designed to maximize each winery brand and property while driving awareness for the Company’s other world-class wines and properties, resulting in more and deeper customer connections. We strive to evolve our offerings, experiences and communication to match the generational shifts in wine engagement preferences and related purchasing decisions. In addition, we anticipate that our holistic consumer engagement approach will help our DTC sales remain strong through the near-term impact of the COVID-19 pandemic on consumer purchasing behaviors.
Increasing customer engagement is a key driver of our business and results of operations. We continue to invest in our DTC channel and in performance marketing to drive customer engagement. In addition to developing new product offerings and cross-selling wines in our portfolio of winery brands, we focus on increasing customer conversion and customer retention. As we continue to invest in enhancing our DTC channel, we expect to continue to increase customer engagement, which we believe will result in greater customer satisfaction and retention.

Seasonality
Our net sales are typically highest in the first half of our fiscal year due to increased consumer demand around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season, which has the effect of lowering average selling prices as a result of the use of distributor and retail sales discounts and promotions in our wholesale channel. See “—Key operating metrics.” In Fiscal 2020, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 28%, 25% and 20%, respectively, of our total net sales for the year.
Gross Profit
Gross profit is equal to our net sales, minus our cost of sales. Cost of sales includes grape and bulk wine purchase costs. For grapes we grow, cost of sales includes amounts incurred to develop and farm the vineyards we own and lease. Cost of sales also includes all winemaking and processing charges, bottling, packaging, warehousing and shipping and handling. Costs associated with storing and maintaining wines that age longer than one year prior to sale continue to be capitalized until the wine is bottled and available for sale.
As we continue to grow our business in the future, we expect gross profit to increase as our sales grow and as we effectively manage our cost of sales, subject to any future unexpected volatility in the grape and bulk wine markets and increased seasonal labor costs. Additionally, we expect gross profit as a percentage of net sales to remain consistent with historical levels or to improve to the extent we observe a return to normalized consumer spending behavior across the industry and within our business, particularly with respect to on-premise sales in the wholesale channel, which would favorably influence our gross profit margins on net sales.
Agribusiness
We have developed a diversified sourcing and production model, supported by our eight wineries and 22 world-class and strategically located Estate vineyards and strong relationships with quality-oriented growers. In addition, our sourcing model includes the purchase of high-quality bulk wine from established suppliers to add a highly flexible element of diversity to our supply model. Generally, over 85% of our total production is sourced from third-party growers and, to a significantly lesser extent, the bulk wine market. Our ability to adjust the composition of a particular vintage among our grape and bulk wine sourcing supply channels allows us to tailor inputs based on varying market or seasonal factors, which we believe enables us to produce the highest possible quality wine while optimizing gross profit.
Consistent with other agriculture enterprises, the cost of our wine fluctuates due to annual harvest yields, which vary due to weather and other events. In addition to agricultural factors, price volatility in the grape and bulk wine markets, competition for supply and seasonal labor costs also impact our cost of sales. We may continue to experience fluctuations in the costs of producing wine, which could impact our gross profit.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consists of selling expenses, marketing expenses and general and administrative expenses. Selling expenses consist primarily of direct selling expenses in our wholesale and DTC channels, including payroll and related costs, product samples and tasting room operating costs, including processing fees and outside services. Marketing expenses consist primarily of advertising costs to promote winery brand awareness, customer retention costs, payroll and related costs. General and administrative expenses consist primarily of payroll and related costs, administrative expenses to support corporate functions, legal and professional fees, depreciation, accounting and information technology, tenancy expenses and other costs related to management. Although we expect selling, general and administrative expenses to increase as sales and related support needs expand, we expect our sales growth rate to outpace the rate of increased selling, general and administrative expenses as we achieve further efficiencies of scale. We also expect to incur greater selling, general and administrative expenses as a result of operating as a publicly traded company.

Other Expenses
Other expenses consist primarily of interest expense we incur on balances outstanding under the terms of our Credit Facility and unrealized gains or losses on our derivative instruments.
Income Tax Expense
Income tax expense consists of federal and state taxes payable to various federal, state and local tax authorities.
Inventory Lifecycle
Grape Growing on our Estate Vineyards
Although generally over 85% of our wine is typically derived from grapes grown by third party growers and, to a significantly lesser extent, bulk wine we purchase, the remainder is sourced from our Estate vineyards that we own or lease. Once a vineyard reaches consistent yield levels, approximately three to five years after planting, it will generally produce a relatively consistent amount of fruit for approximately 15 to 25 years, at which time blocks of the vineyard will gradually be replanted in stages after a period of lying fallow. The length of time between initial investment and ultimate sale of our Estate wines, coupled with the ongoing investment required to produce quality wine, is not typical of most agricultural industries. In the future, as our business grows, we expect Estate vineyards to represent a smaller relative share of our overall sourcing model.
Harvest-to-Release
Of the total case volume we produce and sell, the majority is comprised of red wines from grape varietals such as Cabernet Sauvignon, Pinot Noir and Merlot, which can have production lifecycles spanning months and years from harvest until the time the wine is released, depending on the aging requirements prescribed by the winemakers responsible for each of our winery brands. Our red wines generally have a harvest-to-release inventory lifecycle that can range from 15 to 48 months. Our white, rosé and sparkling wines generally have a harvest-to-release inventory lifecycle that can range from five to 35 months. During aging and storage, we continue to capitalize overhead costs into the carrying value of the wine.
Given the long-term nature of our investment, grape purchasing and bulk wine purchasing decisions, our production planning processes are designed to mitigate the risk of over-supply by sourcing a portion of our production needs in the spot markets to the degree appropriate based on winery brand and vintage. This opportunistic approach to grape purchases also helps us reduce our exposure to future grape price volatility.
Other Factors Impacting the Comparability of Our Results of Operations
Impacts of COVID-19
In March 2020, the World Health Organization declared a global pandemic due to the spread of COVID-19, the disease caused by a novel strain of coronavirus. While governmental authorities implemented measures limiting the activities of businesses and individuals to reduce the spread of COVID-19, wine producers in the United States are classified as essential businesses, which enabled us to continue producing and selling our wine. Our operational response for the safety of our employees and the individuals with whom we work was to adapt our policies and protocols to meet applicable federal, state and local requirements, which we continue to revise as appropriate.
Historically, our ultra-luxury winery brands, which deliver higher gross profit margins, generally sell in larger volumes on-premise than our luxury winery brands, which typically see higher sales volumes at off-premise retailers. At the outset of the COVID-19 pandemic, we experienced a significant decrease in sales of ultra-luxury wines on-premise and a significant increase of sales of ultra-luxury and luxury wines off-premise. As the economy reopens following the COVID-19 pandemic, we expect on-premise sales to increase from their pandemic lows, which we believe will result in further increased sales of our ultra-luxury winery brands. At the same time, the significant growth in off-premise sales that we are experiencing during the pandemic may be tempered and the rate of growth may marginally slow at off-premise retailers. We believe that the diverse offerings of The Duckhorn Portfolio, which include a broad spectrum of price points, mitigates some of the risk to our future operations in periods in which the on- and off-premise relative mix fluctuates.

During the pandemic our tasting rooms have experienced lower tasting fee revenue due to closed or reduced capacities in order to comply with applicable regulations despite sustained operating levels of expenses, primarily comprised of tasting room operating expenses during periods of capacity restrictions or mandatory closure. Conversely, e-commerce sales increased substantially as customers sought to purchase our wines in a manner that reduced human contact. We believe that our tasting rooms will see significant increases in tasting fee revenue as the pandemic wanes, tourism increases and regulations addressing occupancy are eased. At the same time, we believe that customers who used e-commerce platforms to purchase our wines will continue to enjoy the convenience of those platforms to purchase wines from The Duckhorn Portfolio.
Impact of Wildfires
During Fiscal 2020 and the first quarter of Fiscal 2021, several wildfires occurred in Northern California. These fires have adversely affected industry grape supplies, though the full extent is not yet known. Other than smoke exposure to grapes that had not been harvested, our own vineyards did not sustain damage during the fires. However, smoke and fire damage to vineyards in the primary regions and markets where we source fruit rendered some of the available grapes unacceptable for the Company’s production needs, and the evaluation is ongoing. In response, we have taken steps to obtain alternative sources of supply that we believe will substantially mitigate the impact of the fires on our supply. Wildfires and smoke damage to grape yields in 2020 and in future vintages could result in changes to our production plan, changes to the quantity or release timing of expected case sales in our sales forecast, and changes to future gross profit margins as compared to prior periods. We cannot yet estimate the full impact of wildfire-related disruption to the 2020 harvest, nor can we estimate the potential future impact on our sales for the fiscal years in which the 2020 vintage would be available for sale. Repeated instances of wildfires disrupting overall grape supply may result in significant price volatility, which could also impact our business.
We continue to enhance our wildfire response plan and to mitigate the supply risk associated with wildfires in the following ways:
•our diversified sourcing strategy, with a mix of our owned or leased Estate properties and high-quality grower contracts, covers a wide geographic footprint across California and Washington; and
•we have assembled a team of winemakers and operational leadership with deep industry experience, enabling us to respond effectively to supply disruption in our active grape sourcing markets or to expand into new sourcing markets if needed.
Impacts of Purchase Accounting due to Prior Acquisitions
We were acquired by TSG in Fiscal 2017, and subsequently completed acquisitions of Calera and Kosta Browne in Fiscal 2018 and Fiscal 2019, respectively. In applying business combination accounting pursuant to U.S. GAAP authoritative literature in connection with each of these transactions, we recorded acquired assets and liabilities at their fair values. The impacts of these purchase accounting adjustments primarily resulted in reductions to deferred revenue, increases to inventory, increases to long-lived assets and recognition of indefinite-lived intangible assets and definite-lived intangible assets which amortize over their assigned useful lives ranging from 9 to 14 years. See Note 6 (Goodwill and Other Intangible Assets) to our condensed consolidated financial statements for additional information.

The effects of purchase accounting adjustments on our operational performance caused our pre-tax income from operations to be lower than we would otherwise have recognized due to reduced revenue for the fair value adjustment to deferred revenue, increased cost of sales due to step-up on inventory and increased operating expenses due to step-up depreciation on property and equipment and amortization of definite-lived intangible assets. The table below reflects the line items of our Consolidated Statements of Operations impacted by these purchase accounting adjustments:

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2021	2020	2021	2020
Purchase accounting adjustments to cost of sales	126	241	1,449	4,836
Impact of purchase accounting on gross profit	(126)	(241)	(1,449)	(4,836)
Amortization of customer relationships and other intangible assets	1,921	1,921	5,762	5,762
Impact of purchase accounting on selling, general and administrative expenses	1,921	1,921	5,762	5,762
Impacts of purchase accounting on income before income taxes	$(2,047)	$(2,162)	$(7,211)	$(10,598)
Casualty Gain
In February 2019, one of our wineries experienced a flood resulting in damages to inventory, machinery and equipment, and site improvements. As a result of the flood, we filed an insurance claim which was settled in December 2020 for $32.5 million. The casualty gain consists of payments we received from our insurer throughout Fiscal 2020 and Fiscal 2021 in excess of recognized losses.
Equity-Based Compensation
Vesting of certain of our Class M Common Units accelerated upon the occurrence of the IPO. We recognized $8.5 million of additional equity-based compensation expense on the vesting of certain outstanding Class M Common Units which were converted to common shares during the third quarter of Fiscal 2021. In addition, we granted employees, non-employee directors and other service providers restricted stock units and/or options with respect to an aggregate of 1,627,929 shares of our common stock in connection with the consummation of the IPO. Any related equity-based compensation expense was included in cost of sales or selling, general and administrative expenses for the period or capitalized into inventory, as applicable.
Results of Operations
The following table sets forth our results of operations for the periods presented and expresses the relationship of each line item shown as a percentage of net sales for the periods indicated. The table below should be read in conjunction with the corresponding discussion and our audited annual consolidated financial statements, our unaudited condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q:

	Three months ended April 30,				Nine months ended April 30,
(in thousands, except percentages)	2021		2020		2021		2020
Net sales	$90,425	100.0%	$68,720	100.0%	$265,720	100.0%	$218,417	100.0%
Cost of sales	43,496	48.1	32,378	47.1	132,759	50.0	107,458	49.2
Gross profit	46,929	51.9	36,342	52.9	132,961	50.0	110,959	50.8
Selling, general, and administrative expenses	31,142	34.4	13,156	19.1	65,418	24.6	49,703	22.8
Casualty gain, net	(421)	(0.5)	(24)	—	(6,636)	(2.5)	(4,047)	(1.9)
Income from operations	16,208	17.9	23,210	33.8	74,179	27.9	65,303	29.9
Interest expense	3,755	4.2	4,221	6.1	10,947	4.1	13,905	6.4
Other (income) expense, net	(2,192)	(2.4)	3,183	4.6	(5,006)	(1.9)	3,707	1.7
Total other expenses	1,563	1.7	7,404	10.8	5,941	2.2	17,612	8.1
Income before income taxes	14,645	16.2	15,806	23.0	68,238	25.7	47,691	21.8
Income tax expense	5,623	6.2	4,189	6.1	19,694	7.4	12,588	5.8
Net income	9,022	10.0	11,617	16.9	48,544	18.3	35,103	16.1
Less: Net loss (income) attributable to non-controlling interest	—	—	2	—	4	—	(3)	—
Net income attributable to The Duckhorn Portfolio, Inc.	$9,022	10.0%	$11,619	16.9%	$48,548	18.3%	$35,100	16.1%

Comparison of the Three and Nine Months Ended April 30, 2021 and 2020

Net Sales
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Net sales	$90,425	$68,720	$21,705	31.6%	$265,720	$218,417	$47,303	21.7%
Net sales for the three months ended April 30, 2021 increased $21.7 million, or 31.6% to $90.4 million compared to $68.7 million for the three months ended April 30, 2020. Net sales for the nine months ended April 30, 2021 increased $47.3 million, or 21.7% to $265.7 million compared to $218.4 million for the nine months ended April 30, 2020. The increases in both periods were primarily driven by volume growth, partially offset by negative mix contribution, with our Wholesale to Distributor channel growth outpacing the growth in our California Direct to Retail and DTC channels. There were no material pricing changes for the periods presented.

Cost of Sales
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Cost of sales	$43,496	$32,378	$11,118	34.3%	$132,759	$107,458	$25,301	23.5%
Cost of sales increased by $11.1 million, or 34.3% to $43.5 million for the three months ended April 30, 2021 compared to $32.4 million for the three months ended April 30, 2020. Cost of sales increased by $25.3 million, or 23.5% to $132.8 million for the nine months ended April 30, 2021 compared to $107.5 million for the nine months ended April 30, 2020. The increases in both periods were directly driven by higher sales and decreased impact of step-up cost of wine due to purchase accounting adjustments from prior acquisitions.

Gross Profit
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Gross profit	$46,929	$36,342	$10,587	29.1%	$132,961	$110,959	$22,002	19.8%
Gross profit increased $10.6 million, or 29.1% to $46.9 million for the three months ended April 30, 2021 compared to $36.3 million for the three months ended April 30, 2020. Gross profit increased $22.0 million, or 19.8% to $133.0 million for the nine months ended April 30, 2021 compared to $111.0 million for the nine months ended April 30, 2020. The change in gross profit was primarily the result of:
•higher sales volume; and
•a reduction in step-up cost of wine sold for the nine months ended April 30, 2021 versus the same period prior year, due to lower balances of remaining inventory with associated step-up from purchase accounting in previous periods.
Gross profit margin was 51.9% for the three months ended April 30, 2021 compared to 52.9% for the three months ended April 30, 2020. Gross profit margin was 50.0% for the nine months ended April 30, 2021 compared to 50.8% for the nine months ended April 30, 2020. The decline depicts the shift in sales mix in favor of luxury wines sold in the Wholesale to Distributor channel in the current periods.

Operating Expenses
Selling, General and Administrative Expenses
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Selling expenses	$9,699	$7,441	$2,258	30.3%	$26,425	$26,926	$(501)	(1.9)%
Marketing expenses	2,314	1,016	1,298	127.8	6,239	5,446	793	14.6
General and administrative expenses	19,129	4,699	14,430	307.1	32,754	17,331	15,423	89.0
Total selling, general and administrative expenses	$31,142	$13,156	$17,986	136.7%	$65,418	$49,703	$15,715	31.6%
Selling, general and administrative expenses increased $18.0 million, or 136.7% to $31.1 million for the three months ended April 30, 2021 compared to $13.2 million for the three months ended April 30, 2020. Selling, general and administrative expenses increased $15.7 million, or 31.6% to $65.4 million for the nine months ended April 30, 2021 compared to $49.7 million for the nine months ended April 30, 2020. In both periods, the increase was largely attributable to higher equity-based compensation in the current period, transaction expenses related to the IPO, lower expenses in the prior year comparative period given the uncertainty surrounding the early impacts of the COVID-19 pandemic, timing of compensation-related accruals, higher marketing spend to support new product innovation in the current period and new and ongoing costs related to being a public company.
General and administrative expenses were higher for the three and nine months ended April 30, 2021, primarily due to equity-based compensation costs of $8.6 million and transaction expenses related to the IPO of $2.3 million incurred in the third quarter of Fiscal 2021. See Note 13 (Equity-Based Compensation) to our condensed consolidated financial statements for further information. Selling expenses were higher for the three months ended April 30, 2021 partially due to equity-based and other compensation costs. Selling expenses decreased for the first nine months of Fiscal 2021 versus the same period in Fiscal 2020 due to the impacts of reduced business travel and the related costs of in-person sales activities that have been constrained due to COVID-19 restrictions in key markets where we operate, partially offset by increases in compensation costs. We typically expect selling expenses to trend in line with our sales growth as the activities are intended to generate revenues. Marketing expenses increased by $1.3 million and $0.8 million for the three and nine months ended April 30, 2021 versus the comparative periods due primarily to new product innovation, in addition to increases in equity-based and other compensation costs, partially offset by a reduction in marketing and promotional events over the fiscal year as a result of the ongoing pandemic.

Casualty Gain, Net
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Casualty gain, net	$(421)	$(24)	$(397)	1654.2%	$(6,636)	$(4,047)	$(2,589)	64.0%
Casualty gain, net increased by $0.4 million, or 1654.2% for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to the receipt of crop insurance proceeds of $0.5 million in excess of recognized losses from the impacts of wildfires resulting in fruit damage and other direct costs which occurred in the first quarter of Fiscal 2021. See Note 14 (Casualty Gain) to our condensed consolidated financial statements for further information.
Casualty gain increased by $2.6 million, or 64.0% to $6.6 million for the nine months ended April 30, 2021 compared to $4.0 million for the nine months ended April 30, 2020. The increase was primarily due to the timing of insurance proceeds related to a flood at one of our wineries. See Note 14 (Casualty Gain) to our condensed consolidated financial statements for further information.

Other Expenses
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Interest expense	3,755	4,221	$(466)	(11.0)%	$10,947	$13,905	$(2,958)	(21.3)%
Other (income) expense, net	(2,192)	3,183	(5,375)	(168.9)%	(5,006)	3,707	(8,713)	(235.0)%
Total other expenses, net	$1,563	$7,404	$(5,841)	(78.9)%	$5,941	$17,612	$(11,671)	(66.3)%
Other expenses decreased by $5.8 million, or 78.9% to $1.6 million for the three months ended April 30, 2021 compared to $7.4 million for the three months ended April 30, 2020. Other expenses decreased by $11.7 million, or 66.3% to $5.9 million for the nine months ended April 30, 2021 compared to $17.6 million for the nine months ended April 30, 2020. The change in our other expenses for both periods was primarily driven by downward pressure on LIBOR, which reduced the liability balance on our interest rate swap, resulting in a gain for the three and nine months ended April 30, 2021 as compared to losses in the same periods in the prior year. In addition, our interest expense was also reduced year over year driven by lower debt balances outstanding for the period, in conjunction with lower average interest rates on our variable debt. See “—Liquidity and capital resources” for discussion of our Credit Facility.

Income Tax Expense
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2021	2020	$	%	2021	2020	$	%
Income tax expense	$5,623	$4,189	$1,434	34.2%	$19,694	$12,588	$7,106	56.5%
Income tax expense increased $1.4 million, or 34.2% to $5.6 million for the three months ended April 30, 2021 compared to $4.2 million for the three months ended April 30, 2020. Income tax expense increased $7.1 million, or 56.5% to $19.7 million for the nine months ended April 30, 2021 compared to $12.6 million for the nine months ended April 30, 2020. The change in our income tax expense was primarily due to state income taxes and non-deductible equity-based compensation.
Liquidity and Capital Resources
Sources of Liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of April 30, 2021, we had $5.0 million in cash and cash equivalents and $286.0 million available in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility.
In response to the COVID-19 pandemic, we implemented measures designed to protect the health and safety of our workforce, as described in “—Other factors impacting the comparability of our results of operations—Impacts of COVID-19”. Our response also included evaluating risks related to our inventory and liquidity management, which we determined to be sufficiently mitigated, subject to reassessment in the future in response to pandemic-related impacts as they occur. The full impact of COVID-19 on our future operations remains uncertain and will be determined by the length and severity of pandemic-related disruption. Consequently, unforeseen future events could negatively impact our operations, results of operations, cash flows and liquidity.
Due to the seasonal nature of our operations, our cash needs are greater during harvest, a period which can span from August to November based on agricultural conditions and other factors outside our control. We believe that our expected operating cash flows, cash on hand and borrowing capacity on our revolving line of credit, will be adequate to meet our cash needs for at least the next 12 months. However, changes in our business growth plan, planned capital expenditures or responses to an ever-changing and highly competitive industry landscape may result in changes to our cash requirements. As a result, we may seek alternative or incremental funding sources to respond to changes in our business. To the extent required, we may fund additional liquidity through debt or equity financing, although we can provide no assurance that such forms of capital will be available when needed, if at all, or available on terms that are acceptable.

Cash Flows
The following table presents the major components of net cash flows for the periods indicated.

	Nine months ended April 30,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$41,536	$41,981
Investing activities	(11,400)	(11,539)
Financing activities	(31,361)	(3,534)
Net (decrease) increase in cash	$(1,225)	$26,908
Operating Activities
Our cash flows from operating activities consist primarily of net income adjusted for certain non-cash transactions, including depreciation and amortization, amortization of debt issuance costs, changes in the fair values of derivatives, equity-based compensation and deferred income taxes. Operating cash flows also reflect the periodic changes in working capital, primarily inventory, accounts receivable, prepaid expenses, accounts payable and accrued expenses.
For the nine months ended April 30, 2021, net cash provided by operating activities was $41.5 million compared to $42.0 million for the nine months ended April 30, 2020, a decrease of $0.4 million. The decrease in cash provided by operating activities was driven by the following, largely offsetting factors:
•Operating cash flows increased due to an increase in net income of $12.6 million after adjusting for non-cash items;
•Increased prepaid insurance premiums on new and existing policies, bulk wine supply management and inventory packaging to support increases in demand resulted in a decrease to operating cash flow of $16.8 million;
•Our wholesale sales channel, generally subject to credit terms, saw an increase in net sales, which drove a corresponding increase in accounts receivable and resulted in a $12.3 million decrease in operating cash flow;
•Changes in accounts payable and accrued expenses increased operating cash flows $10.4 million due primarily to timing of invoice payments;
•Increases in accrued compensation of $7.2 million based on the timing of certain bonus payments and other compensation resulted in an increase in operating cash flow; and
•The timing related to list member sales as compared to previous periods decreased deferred revenues and operating cash flows by $1.1 million.
Investing Activities
For the nine months ended April 30, 2021, net cash used in investing activities was $11.4 million compared to $11.5 million for the nine months ended April 30, 2020, a decrease of $0.1 million. Capital expenditures were $11.5 million for the nine months ended April 30, 2021 and $11.6 million for nine months ended April 30, 2020. From time to time we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions to support our growth. Any such transactions may require us to make additional investments and capital expenditures in the future.
Financing Activities
For the nine months ended April 30, 2021, net cash used in financing activities was $31.4 million as compared to $3.5 million for the nine months ended April 30, 2020, an increase of $27.8 million. The increase in cash used in financing activities was primarily the result of an increase in net payments on our revolving line of credit of $17.0 million, further increased due to no cash borrowings on our term debt in Fiscal 2021 compared to cash borrowings on $13.1 million in the same period of prior year. These increases were partially offset by IPO proceeds received that will be used to repay deferred offering costs incurred but not yet paid totaling $3.1 million.

Credit Facility
On October 14, 2016, we entered into the Credit Facility with a syndicated group of lenders. The Credit Facility provides a combination of term and revolving line of credit features. The term and revolving line of credit borrowings have variable interest rates, based primarily on LIBOR plus an applicable margin as defined in the First Lien Loan Agreement. Interest is paid monthly or quarterly based on loan type. Our debt is collateralized by substantially all of our cash, trade accounts receivable, real and personal property. Pursuant to the terms and conditions of the First Lien Loan Agreement, we have issued the instruments discussed below.
As of April 30, 2021, outstanding principal balances on the debt instruments were $139.0 million for the revolving line of credit, $10.3 million for the capital expenditure loan, $105.1 million for the term loan (tranche one) and $14.4 million for term loan (tranche two).
The First Lien Loan Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of April 30, 2021, we were not in violation of any covenants.
Revolving Line of Credit
The revolving line of credit allows us to borrow up to a principal amount of $425.0 million (including a letter of credit sub-facility of the revolving loan facility in the aggregate of $15.0 million and a swingline sub-facility of the revolving loan facility in the aggregate of $15.0 million), with an incremental seasonal borrowing amount for harvest costs increasing the total amount to a maximum of $455.0 million. The revolving line of credit matures on August 1, 2023. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the average availability of the revolving line of credit.
Capital Expenditure Loan
The capital expenditure loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. As of April 30, 2021, the $25.0 million limit was fully drawn. This instrument has an interest rate of LIBOR plus 190 basis points.
Term Loans
The first tranche of term loans was issued in 2016 for a principal balance of $135.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. This tranche of the term loans has an interest rate of LIBOR plus 190 basis points.
The second tranche of term loans was issued in August 2018, allowed for a principal balance up to $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. We drew $16.4 million of the second tranche of the term loan in November 2018. This tranche of the term loans has an interest rate of LIBOR plus 163 basis points.
Off-Balance Sheet Arrangements
As of April 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies requires judgments regarding future events. These estimates and judgments could materially impact the consolidated financial statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment.

There have been no material changes in our critical accounting policies during the nine months ended April 30, 2021, as compared to those disclosed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in this Quarterly Report on From 10-Q and in Note 2 (Basis of Presentation and Significant Accounting Policies) to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Report.
Recent Accounting Pronouncements
See Note 2 (Basis of Presentation and Significant Accounting Policies) to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information regarding recent accounting pronouncements.
Emerging Growth Company status
We are an emerging growth company, as defined in the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities which bear interest at variable rates based upon LIBOR plus applicable margins pursuant to the terms of our Credit Facility. As of April 30, 2021, our outstanding borrowings at variable interest rates totaled $268.8 million. An increase in the effective interest rate applied to these borrowings of 100 basis points would result in a $2.7 million increase in interest expense on an annualized basis and could have a material effect on our results of operation or financial condition.
We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into two interest rate swaps.
Inflation
We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to track the impact of inflation in an attempt to minimize its effects through pricing strategies and cost reductions. If however our operations are impacted by significant inflationary pressures, we may not be able to fully offset such impacts through price increases on our products, supply negotiations or production improvements. A higher than anticipated rate of inflation in the future could harm our operations and financial condition.
Foreign Currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The maximum term of the Company’s outstanding foreign exchange forward contracts as of July 31, 2020 was two months and the maximum term for outstanding foreign exchange forward contracts as of April 30, 2021 was five months.

Commodity Prices
The primary commodity in our product is grapes, and generally more than 85% of our input grapes are sourced from third party suppliers in the form of grapes or bulk wine. For these purchased grapes and bulk wine, prices are subject to many factors beyond our control, such as the yield of different grape varietals in different geographies, the annual demand for these grapes and the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence. Our grape and bulk wine supply mix varies from year to year between pre-contracted purchases and spot purchases; the variation from year to year is based on market conditions and sales demands. We do not engage in commodity hedging on our forecasted purchases of grapes and bulk wine. We continue to diversify our sources of supply and look to changes annually to our product line to optimize the grapes available each harvest year.
Other raw materials we source include glass, corks and wine additives. We currently source these materials from multiple vendors. We have and will continue to negotiate prices with these suppliers on an annual basis, conducting a competitive bidding process for all raw materials to leverage our volume in lowering the input costs of production.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended April 30, 2021.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, please see the information under the heading "Risk Factors" in our prospectus dated March 17, 2021, filed with the SEC pursuant to Rule 424(b)(4) on March 19, 2021.
Item 2. Use of Proceeds.
Use of Proceeds from our Initial Public Offering of Common Stock
On March 17, 2021, our Registration Statement on Form S-1 (File No. 333-253412) was declared effective by the SEC for our IPO. At the closing of the offering on March 18, 2021, we sold 13.3 million shares of common stock at an initial public offering price of $15.00 per share. We received gross proceeds of $200.0 million, which resulted in net proceeds to us of approximately $180.8 million, after deducting underwriting discounts and commissions of $12.5 million and estimated offering expenses of approximately $6.7 million. There was no material change in the planned use of proceeds from our IPO as described in the prospectus relating to that offering dated March 17, 2021. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Jefferies LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Evercore Group L.L.C., RBC Capital Markets, LLC, Academy Securities, Inc., Samuel A. Ramirez & Company, Inc., and Siebert Williams Shank & Co., LLC acted as underwriters for the offering.

Item 6. Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	8-K	March 22, 2021	3.1
3.2	Amended and Restated Bylaws of the Duckhorn Portfolio, Inc.	8-K	March 22, 2021	3.2
4.1	Form of Common Stock Certificate	S-1/A	March 10, 2021	4.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*
101.SCH	XBRL Taxonomy Extension Schema Document.				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: June 7, 2021	By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 7, 2021	By:	/s/ Lori Beaudoin
Lori Beaudoin
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)