Form 10-K
period 2021-07-31
Duckhorn Portfolio, Inc.
filed 2021-10-04
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40240
The Duckhorn Portfolio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-3866305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1201 Dowdell Lane Saint Helena, CA 94574
(Address, including zip code, of Principal Executive Offices)
(707) 302-2658
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	NAPA	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☐	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The registrant was not a public company as of January 31, 2021, the last day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the New York Stock Exchange on March 18, 2021.
The registrant had outstanding 115,046,793 shares of common stock, $0.01 par value per share, as of September 30, 2021.

Glossary
The following terms are used in this annual report unless otherwise noted or indicated by the context:
•"Company," "we," "us," "our," "Duckhorn" and "The Duckhorn Portfolio" refer to The Duckhorn Portfolio, Inc. (formerly Mallard Intermediate, Inc.) and its consolidated subsidiaries.
•"2016 Plan" refers to the Company's board approved 2016 Equity Incentive Plan.
•"2021 Equity Plan" and "2021 Plan" refers to the Company's board approved 2021 Equity Incentive Plan.
•"401(k) plan" refers to the Company's defined contribution 401(k) retirement plan.
•"409(a) plan" refers to the Company’s deferred compensation plan which is subject to Section 409(a) of the Internal Revenue Code.
•"ASC" refers to Accounting Standards Codification.
•"ASU" refers to Accounting Standards Update.
•"AVA" means American Viticultural Area.
•"CAGR" refers to Compound Annual Growth Rate.
•"CARES Act" refers to Coronavirus Aid, Relief, and Economic Security Act.
•"Class M Common Units", "awards", and "units" refers to equity awards or issued profit interest units issued to certain employees under the 2016 Plan.
•"COBRA" refers to the Consolidated Omnibus Budget Reconciliation Act of 1985, which mandates an insurance program to give some employees the ability to continue health insurance after leaving employment.
•"Controlled Company" refers to a company of which more than 50% of the voting power for the election of its directors is held by a single person, entity or group.
•"Covered non-employee directors" refers to non-employee members of our board of directors who are not affiliated with our investors.
•"COVID-19" refers to the ongoing pandemic for the COVID-19 virus.
•"Credit Facility" and "Credit Agreement" refers to the existing first lien credit facility pursuant to that certain First Lien Loan and Security Agreement, dated as of October 14, 2016 (as amended by Amendment No. 1, dated July 28, 2017, as amended by Amendment No. 2, dated as of April 19, 2018, as amended by Amendment No. 3 dated as of August 1, 2018, as amended by Amendment No. 4 dated as of October 30, 2018, as amended by Amendment No. 5 dated as of June 7, 2019, as amended by Amendment No. 6 dated as of August 17, 2020 and as amended by Amendment No. 7 dated February 22, 2021), by and among the Company, the borrowers named therein, the lenders named therein and the Bank of the West, as administrative agent.
•"DGCL" refers to Delaware General Corporation Law.
•“DTC channel” and "DTC" refers to our sales and distribution channel through which we sell wine directly to consumers without any licensee intermediaries (wholesale or retail), which is permissible through in-person sales at one of our tasting rooms or, where permitted by law, through our multi-winery e-commerce website.
•"ESG" refers to Environmental, Social, & Corporate Governance.
•"ESPP" refers to Employee Share Purchase Plan.
•"Estate grown" refers to grapes grown where the Company controls all of the farming.
•"Estate vineyards" refers to vineyards controlled or owned by the Company.
•"Estate wines" refers to wine made with grapes that share geographical provenance and are farmed, fermented, aged and bottled on-site at Company controlled vineyard and facilities.
•"EU" refers to the European Union.
•"Exchange Act" refers to the Securities Exchange Act of 1934.
•"FASB" refers to Financial Accounting Standards Board.

•"FFCR" refers to Families First Coronavirus Response Act.
•"First Lien Loan Agreement " see Credit Facility.
•"Fiscal 2017" refers to our fiscal year ended July 31, 2017.
•"Fiscal 2018" refers to our fiscal year ended July 31, 2018.
•"Fiscal 2019" refers to our fiscal year ended July 31, 2019.
•"Fiscal 2020" refers to our fiscal year ended July 31, 2020.
•"Fiscal 2021" refers to our fiscal year ended July 31, 2021.
•"FTC" refers to Federal Trade Commission.
•"IPO" refers to initial public offering.
•"IRI" refers to the data analytics and marketing research company known as, Information Resources, Inc.
•"IT" refers to information technology.
•"IWSR" refers to International Wines and Spirited Record.
•"JOBS Act" refers to the Jumpstart Our Business Startups Act of 2015.
•"Kosta Browne" refers to Kosta Browne winery.
•"LIBOR" refers to London Interbank Offered Rate.
•"Luxury wine" refers to wines sold for $15 or higher per 750ml bottle.
•"NOL" refers to Net Operating Loss.
•"NYSE" refers to the New York Stock Exchange.
•"On-premise" refers to retail accounts that are a business with a license that allows a customer to purchase our wines and consume them at the licensed location, such as restaurants, bars and hotels.
•"Off-premise" refers to retail accounts that are a business with a license that allows a customer to purchase our wines for consumption at a location other than the retailer’s licensed location, such as grocery stores and liquor stores.
•"Performance-based units" refers to awards of restricted stock units with certain performance conditions required for vesting, pursuant to the conditions set forth in the relevant grant documents.
•"Retail" refers to establishments that are licensed to purchase our wine for resale to consumers, such as grocery stores, liquor stores and restaurants.
•"RSU" refers to restricted stock unit.
•"Scale" refers to wine producers who produce at least one million 9L cases per year.
•"SEC" refers to U.S. Securities and Exchange Commission.
•"Second Lien Loan Agreement" refers to the existing second lien pursuant to the Second Lien Loan and Security Agreement entered into on August 1, 2018 with Bank of the West. This is subordinate to the First Lien Loan Agreement.
•"Securities Act" refers to The Securities Act of 1933.
•"SRP" refers to suggested retail prices.
•"Statista" refers to Statista Consumer Market Outlook, as of October 2020.
•"Stockholders Agreement" refers to the agreement the Company entered into with TSG in connection with the IPO to govern certain nomination rights with respect to the board of directors.
•"SOX" refers to Sarbanes–Oxley Act of 2002.
•"TCJA" refers to Tax Cuts and Jobs Act.
•"Time-based units" refers to awards of equity awards with certain time-based service conditions required for vesting, pursuant to a schedule set forth in the relevant grant documents.
•"TSG" and "Management Company" refers to TSG Consumer Partners LLC, together with certain affiliates.
•"TTB" refers to the Alcohol and Tobacco Tax and Trade Bureau.

•"UK" refers to United Kingdom.
•"Ultra-luxury wine" refers to wines with suggested retail prices of $25 or higher per 750ml bottle.
•"UN SDGs" refers to United Nations Sustainable Development Goals.
•"U.S." refers to the United States.
•"U.S. GAAP" refers to the United States Generally Accepted Accounting Principles.
•"VIE" refers to variable interest entity.
•"Vine acres" refers to land, measured in acres, reserved for grape vines.
•"Wholesale channel" refers to our sales and distribution channel through which we sell wine to distributors and, in California, directly to retail accounts.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission contains statements that are or may be considered to be, forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:
•    our ability to manage the growth of our business;
•    our reliance on our brand name, reputation and product quality;
•    the effectiveness of our marketing and advertising programs, including the consumer reception of the launch and expansion of our product offerings;
•    general competitive conditions, including actions our competitors may take to grow their businesses;
•    overall decline in the health of the economy, consumer discretionary spending and consumer demand for wine;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events, and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk factors” and elsewhere in this Annual Report Form 10-K. Moreover, we operate in a highly competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
Investors and others should note that we may announce material information to our investors using our investor relations website (https://ir.duckhorn.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our Company, our business and other issues. It is possible that the information we post on social media could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.

Risk Factors Summary
An investment in our common stock involves a high degree of risk. Any of the factors set forth under “Risk factors” may limit our ability to successfully execute our business strategy. You should carefully consider all of the information set forth in this prospectus, and, in particular, you should evaluate the specific factors set forth under “Risk factors” in deciding whether to invest in our common stock. Among these important risks are the following:
•The success of our business depends heavily on the strength of our winery brands.
•Our advertising and promotional investments may affect our financial results but not be effective.
•We face significant competition with an increasing number of products and market participants that could materially and adversely affect our business, results of operations and financial results.
•Consolidation of the distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space and may have a material adverse effect on our business, results of operations and financial results.
•A reduction in consumer demand for wine, which may result from a variety of factors, including demographic shifts, desirable substitutes, the effects of inflation on consumer products and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial results.
•The consumer reception of the launch and expansion of our product offerings is inherently uncertain. New producers may present new and unknown risks and challenges in production and marketing that we may fail to manage optimally and could have a materially adverse effect on our business, results of operations and financial results.
•Due to the three-tier alcohol beverage distribution system in the United States, we are heavily reliant on our distributors and government agencies that resell alcoholic beverages in all states except California, where we self-distribute our wines to retail accounts. A significant reduction in distributor demand for our wines would materially and adversely affect our sales and profitability.
•Our marketing strategy involves continued expansion into the DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges could negatively affect our sales in these channels and our profitability.
•A decrease in wine score ratings by important rating organizations could have a negative impact on our ability to create demand for and sell our wines. Sustained negative scores could reduce the prominence of our winery brands and carry negative association across our portfolio which could materially and adversely affect our sales and profitability.
•Natural disasters, including fires, floods and earthquakes, some of which may be exacerbated by climate change, could destroy, damage or limit access to our wineries and vineyards, and the locations at which we store our inventory, which could materially and adversely affect our business, results of operations and financial results.
•A failure to adequately prepare for adverse events that could cause disruption to elements of our business, including our grape harvesting, blending, inventory aging or distribution of our wines could materially and adversely affect our business, results of operations and financial results.
•Inclement weather, drought, pests, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines, which could materially and adversely affect our business, results of operations and financial results.
•If we are unable to obtain adequate supplies of premium grapes and bulk wine from third-party grape growers and bulk wine suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, results of operations and financial condition.
•If we are unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, or if there is an increase in the cost of the commodities or products, our profitability, production and distribution capabilities could be negatively impacted, which would materially and adversely affect our business, results of operations and financial condition.
•The COVID-19 pandemic continues to affect our customers, our suppliers and our business operations, and the duration and extent to which this and any future global health pandemic will impact our business, results of operations and financial results in future periods remains uncertain.
•The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations.
•Our financial performance is subject to significant seasonality and variability.
•If we cannot retain our key employees and hire additional, highly qualified employees, we may not be able to successfully manage our business, maintain our reputation as an industry leader and execute our strategic objectives, which could materially and adversely affect our operating efficiency and financial condition.
•If we are unable to secure and protect our intellectual property in domestic and foreign markets, including trademarks for our winery brands, vineyards and wines, the value of our winery brands and intellectual property could decline, which could have a material and adverse effect on our business, results of operations and financial results.
•We may not be fully insured against catastrophic perils, including catastrophic loss or inaccessibility of wineries, production facilities and/or distribution systems resulting from fire, wildfire, flood, wind events, earthquake and other perils, which may cause us to experience a material financial loss.
•From time to time, we may become subject to litigation specifically directed at the alcoholic beverage industry, as well as litigation arising in the ordinary course of business.
•Our failure to adequately manage the risks associated with acquisitions or divestitures, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition or results of operations.
•A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations, and if the failure is prolonged, our financial condition.
•Our failure to adequately maintain and protect personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.
•As a producer of alcoholic beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
•New and changing environmental requirements, and new market pressures related to climate change, could materially and adversely affect our business, results of operations and financial results.
•Changes in foreign and domestic laws and government regulations to which we are currently subject, may increase our costs or limit our ability to sell our wines into certain markets, which could materially and adversely affect our business, results of operations and financial condition.
•We have incurred substantial indebtedness and we may not generate sufficient cash flow from operations to meet our debt service requirements, continue our operations and pursue our growth strategy and we may be unable to raise capital when needed or on acceptable terms.
•As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.
•TSG will continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

PART I
Item 1. Business
The Duckhorn Portfolio, Inc. is the premier scaled producer of luxury wines in North America. We have delighted millions of consumers with authentic, high-quality, approachable wines for over four decades. Founded by our namesake Dan and Margaret Duckhorn in 1976, we began by pioneering Merlot wines in Napa Valley and now champion a curated and comprehensive portfolio of highly acclaimed luxury wines across multiple winery brands, varietals, appellations and price points. Our portfolio is focused exclusively on the desirable luxury segment, which we define as wines sold for $15 or higher per 750ml bottle.
We sell our wines in all 50 states and over 50 countries at SRPs ranging from $20 to $200 per bottle under a world-class luxury portfolio of brands, including Duckhorn Vineyards, Decoy, Kosta Browne, Goldeneye, Paraduxx, Calera, Migration, Canvasback, Greenwing and Postmark.
Our powerful omni-channel sales model drives strong margins. We sell our wines in our wholesale channel, to distributors and directly to retail accounts in California, and to consumers in our DTC channel, all of which leverage long-standing relationships developed over the past forty years. Our comprehensive sales force builds deep and impactful relationships with distributors and direct to retail accounts in our wholesale channel. In addition, our DTC channel leverages our multi-winery e-commerce website, and it features our award-winning subscription wine clubs and tasting rooms. Combined, our California direct to retail accounts business and DTC channel made up 34.7% of our net sales in Fiscal 2021, delivering strong margins and greater connectivity with consumers and retailers alike.
Our principal executive offices are located at 1201 Dowdell Lane, St. Helena, California 94574, and our telephone number is (707) 302-2658. We completed our IPO in March 2021, and our common stock is listed on the NYSE under the symbol “NAPA.” Unless the context requires otherwise, references to “The Duckhorn Portfolio,” the “Company,” “we,” “us” and “our” used herein refer to The Duckhorn Portfolio, Inc. and its consolidated subsidiaries.
Financial highlights
For the year ended July 31, 2021, compared to the year ended July 31, 2020, we delivered the following:
•$66.0 million increase in net sales.
•$23.6 million increase in net income.
•$12.1 million increase in adjusted EBITDA.
For an explanation of how we calculate adjusted EBITDA and for a reconciliation to net income (loss), the most directly comparable financial measure stated in accordance with U.S. GAAP, see “Key financial metrics” included in this Annual Report on Form 10-K.
Industry background
Our target market
A majority of our wine is sold in the growing U.S. market, which boasts over 500,000 licensed retail accounts, according to Nielsen. According to Statista, the United States consumes more wine than any other nation and we expect its global wine market share to continue to increase. According to data from Statista capturing on-premise and off-premise sales, the total sales value of wine in the United States was more than $53 billion in 2019, having grown steadily since 2012. While the COVID-19 pandemic has adversely impacted on-premise sales, including in bars and restaurants, it has benefited grocery and other off-premise sales. As a result, the total sales value of wine in the United States is expected to remain relatively resilient to the impacts of the COVID-19 pandemic. We believe favorable trends will continue and that wine will take further alcohol beverage market share in the United States, led by established brands with diversified portfolio offerings.

Luxury wine and premiumization
American Millennials and Generation X adults have come of age in a culture where cooking shows, celebrity chefs, farmers’ markets and food blogs are the norm. U.S. consumers have had an increasing hunger and thirst for high-quality food and drinks and are willing to pay more for items perceived to be superior. Wine continues to benefit from this premiumization trend. We believe that Millennial wine buyers are often spending more per bottle than any other generation and that as their careers progress and incomes grow, both Millennials and Generation X wine enthusiasts are poised to spend more on wines, particularly those from experiential brands with authentic heritages.
The luxury wine segment, which we believe comprised between 10% and 15% of the total U.S. wine market in 2020, expanded at more than double the pace of the broader wine industry from 2012 to 2020, according to sales value data from IRI as of December 27, 2020. With suggested retail prices of $20 to $200 per bottle, our portfolio is strategically positioned to benefit from premiumization.
We have consistently increased our market share in the growing luxury wine segment, both before and during the COVID-19 pandemic, and we believe premiumization will continue to benefit our business as consumers seek trusted brands. According to data from IWSR, wine sold for $20 per 750ml bottle or higher outpaced the overall wine category from 2010 to 2020. During this period, the sales value of wine sold for $20 per bottle or higher grew at an 7.7% CAGR, compared to a 3.1% CAGR for the total U.S. wine industry. According to IRI data, the U.S. luxury wine segment grew at over 20% in sales value in the twelve month period ending on December 27, 2020 and encompassing the period of economic uncertainty caused by the COVID-19 pandemic, compared to the same period in the prior year, while the overall wine industry grew approximately 13% over the same period.
Luxury producer fragmentation and distributor consolidation
As the luxury wine segment is highly fragmented, we have the advantage of being one of only a few luxury wine producers of scale. Our brands compete for consumers with a wide range of competitors, from the vast number of small volume local wineries, to divisions of large conglomerates.
In recent years, extensive growth in the number of wineries in the United States has been accompanied by a decrease in wine distributors, with approximately 1,800 wineries and 3,000 wine distributors in 1995, compared to over 10,400 wineries and 950 wine distributors in 2020, according to Wines Vines Analytics. The substantial consolidation of distributors has been driven primarily by mergers and acquisitions, and we expect this trend to continue.
In this environment of distributor consolidation and a fragmented universe of many subscale luxury producers, we believe our position as a scaled luxury producer is highly appealing to large distributors and retailers and that our comprehensive portfolio offering provides a “one-stop shop” solution for all of their luxury wine needs.
Key drivers of our continued success
We attribute our success to the following strengths:
Curated and comprehensive portfolio of luxury wines. Our portfolio encompasses ten luxury brands that champion 18 varietals in 25 AVA designations. Duckhorn Vineyards, Decoy and Kosta Browne are the cornerstones of this curated and comprehensive portfolio and reinforce the credibility and brand strength of our entire portfolio. We believe the breadth and depth of our luxury brands, coupled with our scale, position us as a premier supplier of luxury wines. Our singular focus on sustainable luxury winemaking energizes our employees, fosters trust and credibility in our customer and grower relationships, and ultimately results in high-quality, award-winning wines that we believe deeply resonate with consumers.
Our portfolio breadth and depth also allow us to offer tiered pricing within the luxury wine segment, enabling us to attract new consumers with affordable wines and deepen our relationship with them as they seek more premium offerings. The Decoy brand provides high-quality wines at accessible prices, often serving as the customer gateway into our luxury wine offerings across our broader portfolio. Duckhorn Vineyards, Kosta Browne and our other winery brands provide the consumer an opportunity to both elevate and broaden their experience with the wines in our diverse luxury portfolio. While we are unable to predict future shifts in consumer demand, we believe our curated and comprehensive portfolio is well-positioned to meet the needs of distributors, our accounts and consumers.
Exceptional brand strength and critical acclaim. The Duckhorn Portfolio has consistently received stellar reviews across varietals, geographies and price points from the industry’s top critics and publications. Two of our wines, the Kosta Browne Sonoma Coast Pinot Noir and the Duckhorn Vineyards Napa Valley Three Palms Vineyard Merlot, have received one of the industry’s most prestigious awards, Wine Spectator magazine’s Wine of the Year. We are the only wine company to have more than one winery brand in our portfolio to have received this award in the 21st century. Critics within our industry widely use a 100 point scale to score individual wines, and we take pride in our consistent track record of 90+ point wines, scores that indicate superior quality. The strength of our winery brands is also demonstrated by our market-leading sales in some of the most popular varietals in the U.S. luxury market. During the twelve months ended December 27, 2020, we had the top selling luxury wine for Cabernet Sauvignon (the largest luxury varietal during the period), Sauvignon Blanc (the fastest growing luxury varietal during the period) and Merlot, according to U.S. sales value data from IRI. These three varietals combined represented approximately 30% of the total U.S. luxury wine market during the same period.
Scaled luxury platform. We are the largest pure-play luxury wine company in the United States. We believe our approach and dedicated focus on luxury wines continues to be highly appealing to the modern wine consumer seeking authenticity and enables category excellence versus our more broadly-focused, scaled competitors. We also have an advantage over our fragmented, smaller-scale competitors because our individual brands each benefit from their place in our larger portfolio, leveraging more efficient operational, branding, marketing and distribution capabilities. For example, our depth of operational capabilities enables us to simultaneously present a curated offering of the most popular wine varietals and prudently develop new offerings in new, high-growth categories, all with the credentials of a pure-play luxury producer of scale.
Our large, highly knowledgeable sales force is a key advantage of our scale relative to small luxury producers. We deploy our sales force in the wholesale channel to evangelize our portfolio to our vast network of distributors and retail accounts. Understanding how consumers will connect with winery brands is critical to gaining shelf and menu space, and while smaller luxury wine brands rely on distributors to introduce and promote brands, our sales force takes direct action to strengthen our account relationships. As a credentialed luxury supplier of choice, we expect to benefit from further enhanced distributor prioritization due to sell-through confidence and operational efficiency.
Differentiated omni-channel sales and distribution platform. Our innovative, scalable platform enables us to fulfill consumer needs through an integrated experience across channels at attractive margins. Our ideal consumers interact with us seamlessly across channels, through our wine clubs and tasting rooms and when grocery shopping or ordering at a restaurant.
We leverage our long-standing wholesale channel nationwide (with over 52,600 accounts domestically), including our direct to retail accounts business in California (with approximately 2,600 accounts in Fiscal 2021), to build deep, impactful relationships with our trade accounts. These channels provide a critical path for our winery brands to succeed both on-premise and off-premise, across a wide range of outlets and geographies.
Since our founding more than 40 years ago, we have been selling directly to retail accounts in California, a point of distinction among large California wine producers, many of which sell through a distributor in the state. We believe our direct to retail accounts business in California gives us a competitive advantage for several reasons. First, our direct connection with the retail accounts allows us more control over sales, branding and other marketing support. Second, our approach gives us more visibility into sell-through rates. Finally, we enjoy significantly stronger margins selling directly to retail accounts, rather than selling through a distributor.
Our DTC channel is a powerful marketing engine. This part of our business encompasses our multi-winery e-commerce website, featuring award-winning subscription wine clubs, and is reinforced by our seven stylistically unique and high-touch tasting rooms located throughout Northern California and Washington. Our ultra-luxury wines, which we consider to be wines with suggested retail prices of $25 or higher per 750ml bottle, are prominently featured in this channel, yielding high average bottle prices. Early access to new releases, a compelling slate of member benefits and active cross-marketing throughout the portfolio drive wine club member loyalty and sales. These strategies maximize each winery brand and property while driving awareness for the

Company’s other world-class wines and properties, resulting in more and lasting connections with consumers and wholesale customers.
We believe the strategic combination of our complementary paths to consumers has been an important driver of our sustained growth and will continue to enable long-term scalability, though ultimately the success of our business depends on our ability to develop connections between our customers and our winery brands. We balance the market accessibility of a broad wholesale reach with direct and authentic customer and consumer touchpoints that drive connectivity, insights and trust. Combined, our California direct to retail accounts business and DTC channel make up 34.7% of our combined net sales for Fiscal 2021.
We believe our comprehensive omni-channel route-to-market is a key differentiator of our leading U.S. luxury wine platform and allows us to engage with distributors, customers and consumers on multiple fronts and meet their needs across price points, varietals and appellations, driving long-term sustainable growth.
Diversified and scalable production model. The success of The Duckhorn Portfolio is underpinned by our strategic, diversified and scalable supply and production platform. We strive for capital efficiency and secure the majority of our grape supply by leveraging long-standing relationships within a vast, geographically diversified network of more than 322 trusted growers and bulk wine suppliers, designed to help us mitigate agricultural risk, optimize costs and quality and flexibly scale. At our eight state-of-the-art wineries, we are able to directly control the quality of the wine we produce.
To complement this scaled platform, we control (owned or leased) 30 distinct Estate vineyards spanning 843 acres. Some of our most prestigious wines are created from Estate grapes grown in these vineyards under our own viticultural heritage utilizing sustainable winegrowing and employing responsible land and water stewardship practices.
This diversified sourcing model provides many benefits:
•Luxury credentials. Estate grapes are used primarily in our DTC-only wines to give a sense of place to our iconic winery brand heritage and showcase our award-winning winemaking capabilities.
•Reliability of supply. We have a long history of creating a portfolio of wines year after year, at scale, that consistently meet the highest standards of quality. Given our industry’s exposure to climate change risks and extreme weather events, we regularly evaluate impacts of climate change on our business and plan to disclose any such impacts to provide transparency with respect to our efforts to effectively manage the risks and opportunities presented by climate change. We are committed to continuing to take measures to achieve climate resiliency and to expand our agile supply chain with highly diversified grape sourcing to help ensure we mitigate the impact of climate change and unforeseen natural events.
•Rapid scalability. Contracted supply from our trusted grape grower and bulk wine supplier network enables us to react to market trends and grow luxury winery brands, like Decoy, quickly while maintaining quality excellence.
•Cost management. Our scale provides us with operating leverage, and we believe our strategy both to Estate-grow and contract our grape supply provides us with increased visibility into our cost structure and makes us less susceptible to market volatility.
Our diversified and scalable production model enables us to efficiently adapt to changing consumer demand, drive toward our environmental sustainability goals and rapidly bring to market diversified case lot sizes.
Exceptional leadership team. We have an exceptional, culture-driven leadership team at the helm of The Duckhorn Portfolio. The highly tenured executive team has approximately 100 years of cumulative experience with Duckhorn and is led by Alex Ryan, who began his work with luxury wine at Duckhorn over 33 years ago. The executive leadership team is made up of six strategic and functionally focused professionals dedicated to the success and growth of The Duckhorn Portfolio. Since 2010, this leadership team has grown net sales by approximately 650%, successfully managing the business through multiple economic cycles, challenging environmental externalities and the integration of two acquisitions. Supporting this leadership team is a deep bench of highly talented managers, many of whom have a long history at the Company and with our winery brands. Throughout our history, we believe we have been able to attract the highest caliber employees in the winemaking industry because of our reputation, prioritization of sustainability and corporate responsibility, holistic focus on our team members and commitment to developing, empowering, supporting and promoting our employees, which is a core element of our leadership.
Our strategy for continuous growth
Our entire organization is growth-oriented. From product innovation and category expansion to expanding points of distribution, every department plays a role in the growth of The Duckhorn Portfolio. We have a long, successful track record of enhancing our growth initiatives and delivering on our commitment to excellence in luxury winemaking.
Our growth plan relies on core competencies demonstrated by our organization throughout our history. We expect to deliver meaningful increases in stockholder value by continuing to execute the following strategies:
Leverage our sales and marketing strength to gain market share in a consolidating marketplace.
We believe our comprehensive sales and marketing plan will continue to increase awareness across our luxury wine portfolio, reinforce the strength of our winery brands and expand our market share.
Our commitment to excellence has resulted in a track record of industry awards, and we believe these recognitions provide our entire luxury wine portfolio with a halo of prestige. The success of our business relies on our ability to maintain the prestige of our portfolio, and we expect to continue to be honored with critical acclaim and 90+ point wine scores, which we believe will drive consumer engagement and further solidify the reputation of our entire luxury wine portfolio.
We believe leveraging our sales and marketing strength will increase brand awareness and grow sales for our winery brands to existing consumers and a new generation of consumers. This plan is made possible by our omni-channel sales platform, which enables us to grow, both through volume increases and through periodic price increases, particularly on our higher-end, smaller lot DTC wines.
We also plan to continue to invest in our wholesale channel sales force to expand our network of distributor and account advocates and grow our retail presence. We expect this differentiated platform advantage will continue to increase our brand awareness and presence in the fragmented luxury wine segment.
Establishing and maintaining the awareness of The Duckhorn Portfolio as a premier luxury winemaker is paramount to our growth and success, and we believe our sales and marketing strength will reinforce this and enable us to gain market share in a consolidating marketplace. Additionally, we are steadfast in our desire to be an industry leader in ESG practices, as we have long believed that investing in sustainable business practices complements our business success in the luxury wine market.
Insightful and targeted portfolio evolution.
We maintain close connectivity to luxury wine consumers through our omni-channel sales model, which coupled with our high-quality, flexible production assets, allows us to thoughtfully tailor our portfolio to meet consumers’ needs. One of our most successful growth initiatives has been the long-term development and evolution of Decoy, which began with a single offering and now includes 13 different labels across our Decoy and Decoy Limited offerings. We expect to further enhance Decoy as a luxury winery brand and we see great potential for further extensions, as evidenced by some of the following recent innovations. During 2020 and 2021, we successfully launched four new Decoy labels, each of which received strong consumer reception. Four of these labels are in our new upmarket tier, Decoy Limited, which consists of Napa Valley Cabernet Sauvignon, Napa Valley Red Blend and Sonoma Coast Pinot Noir. In addition, we inaugurated a new category offering, Decoy Brut Cuvée Sparkling. We also launched a line of premium Decoy-branded wine-based seltzers in February 2021, which we believe will have broad appeal to current Decoy wine drinkers and lead to incremental drinking occasions in this dynamic category. We expect to launch other Decoy extensions in the future and intend to continue evolving and strategically broadening The Duckhorn Portfolio to drive future growth.
Our curated and comprehensive portfolio and historical growth result from long-term dedication to continuous evolution and alignment with the luxury wine consumer. As we continue to scale, we believe our growth mindset, coupled with our differentiated production and distribution platform, will enable us to continue to adapt and remain at the forefront of our industry.
Expand and accelerate wholesale channel distribution.
We see an opportunity to continue to expand our retail accounts and increase cases sold per retail account, most prominently by leveraging the strength of our powerhouse Decoy brand. In Fiscal 2021, we increased the number of our accounts by 11.4% to over 52,600. Over the same period, our domestic case sales per account increased by 10% and our number of distribution points increased by approximately 36%. With over 500,000 total licensed retail accounts in the United States, according to Nielsen, there remains ample opportunity to continue broadening distribution of the wines in our portfolio as well as to increase the volume of wine sold to existing accounts. While the wholesale channel has experienced significant distributor consolidation and increased competition in recent years, we believe our long-standing existing commercial relationships coupled with exceptional portfolio strength, built over the last four decades, position us to capture this distribution growth opportunity and accelerate sales to existing distributors and retail accounts in California.
Continue to invest in DTC capabilities.
We plan to continue to invest in our DTC channel, which currently comprises approximately 18% of sales in Fiscal 2021 and features seven tasting rooms. This robust channel provides an important means for us to engage with consumers, create brand evangelists and drive adoption across our portfolio. This channel also favorably impacts margins, as wines sold through our DTC programs are often more exclusive, higher-priced wines. We believe the growth of our DTC channel is a meaningful testament to our wines and their appeal to American luxury wine consumers. Our DTC channel will continue to play a critical role in authenticating our luxury credentials with consumers, and we believe our scaled presence and expertise in the channel separates us from our competitors.
Evaluate strategic acquisitions opportunistically.
As part of our ongoing growth strategy, we strategically evaluate acquisition opportunities. While our growth and success are not contingent upon future acquisitions, we believe our leadership and operational teams have the capabilities and experience to execute and integrate acquisitions to create stockholder value. We actively track and evaluate acquisition opportunities that could create strategic advantages for our business.
This approach has led to the successful acquisition of two winery brands over the past four years: Kosta Browne and Calera. Both brands offer highly acclaimed wines with deeply connected consumer followings. In addition to complementing our portfolio, both acquisitions had unique strategic rationale: Kosta Browne expanded our DTC capabilities and Calera further diversified our supply chain and production resilience by broadening our grape-sourcing relationships within the Central Coast of California. These renowned wineries have continued to thrive and grow in prominence under our stewardship.
Competitive landscape
While there are thousands of companies that supply wines in the United States, sales in the industry are relatively concentrated among a limited number of companies. In the 52-week period ended December 27, 2020, nearly 50% of off-premise U.S. origin wine sales were generated by E&J Gallo, Constellation, Trinchero, Jackson Family Wines, Ste. Michelle and The Wine Group, according to sales value data from IRI. These companies supply many brands across multiple price segments, including luxury and lower-price segments, and IRI estimates that the average off-premise selling price per bottle for these ten competitors combined over the same period was approximately $8.00.
We are the largest pure-play luxury wine supplier and the eleventh largest wine supplier by sales value overall in the United States, based on our share of off-premise wine sales during the 52-week period ended December 27, 2020, according to sales value data from IRI. We target and compete in the luxury price segment, and our off-premise average selling price per bottle over this period was $20.24, the highest of the top 10 U.S. wine suppliers, as measured by IRI. We estimate that our on-premise average selling price per bottle is typically between two and three times the off-premise average selling price. In the 52-week period ended December 27, 2020, our off-premise sales grew 34.1% year over year, the greatest increase of the top 15 wine suppliers, according to sales value data from IRI. In every calendar year since 2012, our off-premise sales growth value has materially exceeded both the luxury segment average growth rate and the total industry average growth rate, as reported by IRI as of December 27, 2020.
The tail of the United States wine industry is relatively fragmented. In the 52-week period ending December 27, 2020, there were over 200 domestic wine suppliers with off-premise wine sales of $1 million to $100 million, representing 95% of total wine producers with greater than $1 million in sales, according to sales value data from IRI. Smaller producers with sales between $1 million and $100 million tend to skew towards the luxury segment. There are over 10,400 wineries in the United States, according to Wines Vines Analytics, and substantially more foreign brands who sell their wine into the United States.
The Duckhorn Portfolio sits at the intersection of scale, luxury and growth and we are the only pure-play U.S. luxury wine company of scale. We believe we compete with our competitors, large and small, on price, quality, perceived luxury authenticity, portfolio depth, innovation, product visibility and channel presence.
Our commitment to environmental, social and governance leadership
We believe that leadership in the ESG challenges and opportunities we and our industry face is a central element of our Company’s mission because our success is tied to how responsibly and sustainably we run our business. Over the past few years, we have taken steps to address environmental concerns and climate change, strengthen the support of our employees and the communities in which we live and adhere to best practices in corporate governance and risk assessment and mitigation. As we evaluated how best to develop the ESG program at our Company, we decided that aligning our Company ESG objectives with elements of the UN SDGs would not only make the greatest impact on solving sustainability challenges in our society, but also best reflect our belief that how we manage business-relevant ESG factors impacts the long-term interests of our stakeholders. Further, we expect to release our ESG Stakeholder Report that will provide a discussion of our oversight and management of ESG elements that are material to our business under the industry-specific ESG framework recommended by the Sustainability Accounting Standards Board for the alcoholic beverage industry.
Our ESG initiative is organized into three pillars, which, in turn, contain focus areas for our attention and action:
•Environmental. The Environmental pillar is focused on climate change and sustainable winegrowing practices, improved resource utilization and responsible packaging.
•Social. The Social pillar is focused on promoting diversity and inclusion, enhancing community involvement and charitable engagement, reinforcing our holistic commitment to our employees and their safety, maintaining customer data privacy and encouraging the responsible consumption of our wines.
•Governance. The Governance pillar is focused on upholding our commitment to ethical business conduct, integrity and corporate responsibility, discerning climate-related risks and opportunities, enhancing sustainability reporting within the Company and integrating strong governance and enterprise risk management oversight across all aspects of our business.
Our ESG initiative is led by our Administration Department, which supports the execution of the initiative’s priorities by stakeholders across all departments in the Company. The Company's Nominating and Corporate Governance Committee of the Board of Directors, as well as our President, Chief Executive Officer and Chairman, provide direction with respect to the evolving priorities of the ESG initiative and receive quarterly reports with respect to the quantitative and qualitative progress of goal attainment. In addition, we will report to our stockholders with respect to the results of the ESG initiative on a periodic basis, beginning with our inaugural report which we intend to publish in November 2021.
Farming and winery operations
We farm and control (owned or leased) 843 Estate vineyard acres throughout the premier grape-growing regions in California and Washington. Between 2015 and 2020, our Estate vineyards produced on average more than 10% of the grapes required to meet our wine production needs, while more than 85% of our total production was sourced from third-party growers and, to a lesser extent, the bulk wine market. Due to our ongoing reinvestment in our vineyard infrastructure, the natural lifecycle of grapevines and other business and agricultural considerations, the exact number of acres that are fallow, bearing fruit or producing a specific varietal is in perpetual fluctuation. We currently engage in a number of sustainable winegrowing practices and are working diligently to address climate change vulnerability consistent with UN SDG 13 (Climate Action), as part of the Environmental pillar of our ESG initiative. Also in accordance with SDG 15 (Life on Land), we further our commitment to responsible land stewardship by designing our vineyards to minimize impact on the surrounding environment and utilizing sophisticated farming practices to encourage soil enhancement, erosion control and healthy ecosystems by using native cover crops and water-efficient rootstock.
To supplement our Estate-grown fruit, we purchase additional grapes from grower partners and, to a significantly lesser extent, bulk wine from trusted producers. We source grapes and bulk wine from more than 322 counterparties, many of whom we have worked with for decades. In addition to grapes and bulk wine, we use additives to support and develop the fermentation, filtration, clarification and stabilization of the wine from tank to bottle. We also use barrels sourced from France, glass bottles from Mexico and China, cork from Portugal and metal packaging components from the United States and Europe. We are focused on diversifying our supply chain and grape sourcing to be best positioned to respond to unforeseen natural events.
Quality control is a priority at every stage of wine production at The Duckhorn Portfolio, from harvesting the fruit at the desired brix to storage and transportation of the cased goods at the appropriate temperature. Our wineries leverage state-of-the-art technology designed to ensure optimal quality, allowing our winemaking teams a high level of visibility in reaching the desired results. Much of our wine is currently produced at an ISO-9001-certified plant. Once wine grapes have been harvested, the fruit is brought via truck from the vineyard to the winery to begin the winemaking process. Most of our winemaking activities occur at one of our eight wineries, under the direction of one of our winemaking teams, who design and implement quality control plans for each stage of the production process. Winemaking activities for some of our wines take place under our direction at custom crush partners. Between January 1, 2018 and December 31, 2020, approximately 70% of our grape crush mix by net weight was processed at one of our wineries, and the remaining 30% was processed under our direction at custom crush partners. Great care is taken in the grape selection process, particularly with respect to our ultra-luxury wines, to maximize the quality of grape clusters that are used in our wines. Once the winemaking team is satisfied that the grapes are of consistent ripeness and quality, the grapes are destemmed, crushed and later pumped into fermentation tanks. During the fermentation process, the winemaking team continually observes, measures and mixes the juice as the sugars convert to alcohol. Once the fermentation process is complete, the wine is racked into barrels or storage tanks for cellaring. Nearly all of our wines are bottled at one of our facilities, which allows us to nimbly change bottling schedules at our facilities to meet changing demand. Across our facilities, we believe we have sufficient infrastructure, equipment and entitlements to bottle approximately three million gallons of wine per year. Our red wines generally have a harvest-to-release inventory lifecycle that can range from 15 to 48 months. Our white, rosé and sparkling wines generally have a harvest-to-release inventory lifecycle that can range from five to 35 months.
At the end of bottling, labeled bottles are loaded into cases and placed in storage ready for transit. Wine must be transported by trucks, trailers or rail that are able to maintain the proper temperature to maintain the quality and integrity of the wine. Most wine sold through the DTC channel, unless collected by the customer at a tasting room, is shipped from one of several storage locations via common carrier in compliance with applicable regulations. Wine sold through the wholesale channel in California is transported by carrier to the retail account. Wine sold in the wholesale channel to distributors outside of California and exported internationally is transported by carriers to the distributor or foreign importer that purchased the wine. The distributor or foreign importer stores our wines at staging locations and fulfills orders from on- and off-premise accounts in its respective territory.
In aligning our objectives with UN SDG 12 (Responsible Consumption and Production), which focuses on sustainable consumption and production, we aim to be a responsible consumer-packaged-goods producer and utilize reusable and recyclable packaging sourced from sustainable producers. As shipping is often the biggest producer of greenhouse gases in the wine supply chain, we have moved toward the use of lighter weight bottles, thereby decreasing our annual green house gas emissions. All of our packaging, including glass bottles, screwcaps, shipping boxes and cork, are recyclable and renewable, further reducing the carbon footprint in our packaging lifecycle.

Our omni-channel sales and distribution platform
Once our wine is produced, there are two primary routes for it to reach our consumers: our wholesale channel, which includes direct sales to retail accounts in California and indirect sales through distributors, and our DTC channel, through which we sell directly to our consumers. In the United States, the alcoholic beverage sales regulatory framework generally prohibits alcohol producers from selling alcohol in the wholesale channel directly to retail accounts located outside of the producer’s home state. However, we are able to sell directly to retail accounts in California, as a benefit of our California (Type 02) winegrowers license.
Our wholesale business outside of California operates as a part of the state government-mandated three-tier system, which establishes three categories of licensees: the producer (the party that makes the wine), the distributor (the party that buys the wine from the producer and, in turn, sells it to the retailer) and the retailer (the party that sells the wine to the ultimate consumer).
We have an extensive network of salespeople across both our wholesale and DTC channels. We deploy our sales force, which included approximately 100 dedicated sales professionals as of July 31, 2021, in our wholesale channel to evangelize our vast network of distributors and retail accounts. Understanding how consumers will connect with brands is critical in allocating shelf and menu space, and while smaller luxury brands rely on distributors to introduce and promote their brands, our sales force takes direct action to deepen our existing distributor relationships as well as to work directly with retail accounts. In addition, our team of approximately 80 hospitality professionals (including seasonal and on-call employees) serve as ambassadors for our winery brands in our seven tasting rooms.
The wholesale channel
We distribute our wines in all 50 states and over 50 countries. In some states, an exclusive distributor must be assigned for each brand, and that distributor retains long-term rights to sell the brand in that state. We pride ourselves on our strong relationships with our distributors and structure these relationships within applicable law to maximize continuity and flexibility. We are sensitive to the detrimental effect on consumer buying behavior if a wine is unavailable, and we work closely with distributors to seek to maximize inventory availability.
In California, our right to sell directly to retail accounts enhances profitability and allows us to have greater control of brand messaging and focus within the state. While few scaled producers utilize this route to market, The Duckhorn Portfolio has made use of this approach in California since 1980. In Fiscal 2021, California represented approximately 17% of our wholesale net sales, with approximately 2,600 retail accounts. Additionally, a small percentage of our wines are sold directly to accounts outside of California, including cruise ships, airlines and duty-free shops. Our margins for direct sales of wine are higher than our margins on wine we sell through distributors.
The DTC channel
Our DTC channel activities encompass seven tasting rooms, several popular and award-winning wine clubs, a robust multi-winery e-commerce website and universal shopping cart, a powerful Kosta Browne member allocation model and high-touch customer service teams.
We have historically hosted over 100,000 guests annually in our unique tasting rooms. One catalyst of the DTC business is by-appointment seated tasting experiences supported by highly trained wine specialists who connect guests with our rarest wines, dynamic people and beautiful properties. The tasting room experience is designed to turn each guest into a brand evangelist and encourage future connections and purchases throughout our portfolio and channels.
Nearly all winery brands are available on the website via our universal shopping cart so that a consumer who discovers us for one brand or particular label will quickly be exposed to our other winery brands to fulfill their future wine needs. These strategies maximize each brand and property while driving awareness for our other world-class wines and properties, resulting in more and lasting connections with consumers and accounts. DTC is both a profitable channel and critical marketing engine that creates brand strength and drives sales of our most expensive wines.

Marketing
Strategy
Our marketing strategy is centered around our goal of making The Duckhorn Portfolio the producer of choice for luxury wine consumers and accounts. Our marketing activities are organized around three major functional areas: consumer marketing, account marketing and new product development. The consumer marketing activities are focused on increasing awareness and creating engaged consumers through public relations, advertising, rich content creation and social/digital engagement for both our wines and tasting experiences offered in our DTC channel. Our account marketing activities are focused on cultivating strong relationships and success with our top distributors and national chain accounts, including merchandising, promotions and distribution expansion. Our functional marketing approach enables us to effectively leverage and cross-promote our three top selling winery brands: Decoy, Duckhorn Vineyards and Kosta Browne.
New product development and innovation are core to our marketing strategy. A significant portion of sales are derived from labels developed within the last five years, including Postmark Napa Valley, Decoy Rosé and Duckhorn Vineyards Rutherford Cabernet. We believe the recent additions of a sparkling Decoy Brut Cuvee and a higher-priced Decoy Limited tier are paving the way for Decoy to become a luxury winery brand with both breadth and depth.
As a globally recognized wine brand, we strive to consistently and responsibly market our products in a legal, safe and compliant manner as part of the Social pillar of our ESG initiative. Consistent with UN SDG 3 (Good Health and Well-Being), we promote health and safety by requiring our employees, partners and vendors involved in the promotion of our winery brands to engage in practices and messaging consistent with responsible and safe consumption of our wines.
Marketing spend
Our annual marketing spend is divided into three major components: account-focused activities to create unique and dynamic programs; consumer-focused activities to raise winery portfolio awareness, create engagement and ultimately make a sale; and marketing efforts for Kosta Browne. Account spending primarily includes support for national accounts and merchandising materials, support for the burgeoning e-commerce curbside pick-up and grocery delivery services and other advertising. Consumer spending includes public relations, advertising, events (both virtual and in-person), content creation and digital spend on podcast ads and influencer marketing. Given the industry consolidation over the past 20 years, having a strategic focus and budget dedicated to our top customers has yielded strong relationships and results. Kosta Browne marketing predominantly supports the three annual member offers, digital marketing programs and high-touch collateral for member unboxing experiences and events.
Social media and engagement
Our social media marketing is designed to employ captivating content to re-create the powerful community-building prowess of our founders online. With over 250,000 followers combined across Instagram, Facebook and Twitter as of the date of this prospectus, we surpass many of our wine company competitors and are capitalizing on the current social media consumption trends to drive awareness, engagement, lead generation and sales. Duckhorn Vineyards and Decoy primarily focus on driving awareness and engagement, while Kosta Browne is particularly adept at using “sign-up required” social engagement like the KB Kitchen Series featuring acclaimed top chefs to drive new DTC members. A material portion of the annual marketing budget is spent on influencer marketing, social advertising and social monitoring. These efforts primarily support our Decoy winery brand given its larger audience size.
Diversity and inclusion, which is one of the focus areas of the Social pillar of our ESG initiative as part of our commitment to UN SDG 10 (Reduced Inequalities), have been foundational elements in our content strategy for many years and can be seen threaded throughout our posts.

Our team
Our values
Our values are an integral part of our Company’s success and provide the foundation for continued growth. Our company culture has evolved as we have grown, but it has remained rooted in the shared values that were central to the vision of our founders, who focused on respect, hard work, collaboration, innovation and a commitment to our mission. We are proud that the average tenure of our full-time employees, at approximately four years, meets the 2020 industry average of four years, which we believe is partially a result of programs in our employee enrichment focus area of the Social pillar of our ESG initiative. For example, because many roles at the Company have a physical component, we maintain a comprehensive injury and illness prevention program to enhance employee safety, consistent with UN SDG 3 (Good Health and Well-Being). We believe our company culture is a key competitive advantage and a strong contributor to our success.
Our employees
As of July 31, 2021, we had approximately 400 full-time employees and 74 part-time and seasonal employees. All of our employees are employed in the United States except for one. We rely on temporary personnel to supplement our workforce, primarily on our farming teams. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Our organizational structure
Our Company is led by Alex Ryan, our President, Chief Executive Officer and Chairman, who began working at Duckhorn full time in 1988, and has served as our President since 2005, our Chief Executive Officer since 2011 and our Chairman since 2012. Alex leads the Company’s executive team, which, in addition to Alex, is comprised of the five executive vice presidents, each of which leads one of the Company’s departments.
•The Sales Department, which handles all wholesale wine sales in California, throughout the United States and in foreign markets, sales operations, strategic market development and related functions, is led by Pete Przybylinski, our Executive Vice President, Chief Sales Officer, who joined the Company in 1995.
•The Marketing and DTC Department, which leads strategic marketing, business development, new product development, consumer marketing, trade marketing, corporate communications, public relations, DTC sales, wine clubs and the hospitality program globally, is led by Carol Reber, our Executive Vice President, Chief Marketing and DTC Officer, who joined the Company in 2010.
•The Production Department, which includes all aspects of winemaking, farming, production, supply sourcing, grower relations and operations, is led by Zach Rasmuson, our Executive Vice President, Chief Operating Officer, who joined the Company in 2003.
•The Finance and IT Department, which manages capital structure, tax strategy, financial planning, reporting and analysis, accounting and IT, is led by Lori Beaudoin, Executive Vice President, Chief Financial Officer, who joined the Company in 2009.
•The Administration Department, which houses legal, compliance, mergers and acquisitions, SEC reporting, human resources, ESG, governmental relations and safety, is led by Sean Sullivan, Executive Vice President, Chief Administrative Officer and General Counsel, who joined the Company in 2019 after having previously advised the Company and our board of directors as outside counsel for nine years.
IT systems
We rely on various IT systems, owned by us and third parties, to effectively manage our sales and marketing, accounting, financial, legal and compliance functions. We have established policies designed to safeguard our systems and data. All of our tasting rooms use a computerized, third-party hosted point of sale system to enroll customers as wine club or offer list members, update member information, process sales transactions, as well as track and analyze sales, membership statistics, member tenure, billing performance and demographic profiles by member.

Our websites are hosted by third parties, and we rely on third-party vendors for regulatory compliance for order processing, shipments and e-commerce functionality. We believe these systems are scalable to support our growth plans. Our financial, legal, compliance, sales, production and other administrative computer systems are comprised of a variety of technologies designed to assist in the management and analysis of our revenues, costs and key operational metrics, inventory tracking and management, production records, as well as support the daily operations of our Company, some of which are hosted on third-party systems. Additionally, we utilize third parties to track our shipments and depletions and other third parties to supply us with specific retail information regarding our and our competitor’s sales volumes.
We recognize the value of enhancing and extending the uses of IT in virtually every area of our business. Our IT strategy is aligned to support our business strategy and operating plans in the foreseeable future. Consistent with the customer privacy focus area of the Social pillar of our ESG initiative, we also strive to maintain the integrity of customer information.
We maintain an ongoing comprehensive multi-year program to replace or upgrade key systems, enhance security and optimize their performance. Additionally, we understand the importance of safeguarding our technology systems. We guard our systems through a multilayer technology stack and a strict security protocol intended to aid in the harmonization of our multi-process security systems and solutions. We continuously monitor our systems, regularly conduct third-party security audits and testing of our systems to verify our network’s integrity to protect against the compromise of our systems from both internal and external sources.
In addition to identifying information security risks, we have put robust controls in place to seek to reduce or mitigate such risks. We further supplement our security processes with required monthly Company-wide security training and testing.
Regulatory matters
Regulatory framework
We, along with our contract growers, producers, manufacturers, distributors, retail accounts and ingredients and packaging suppliers, are subject to extensive regulation in the United States by federal, state and local government authorities with respect to registration, production processes, product attributes, packaging, labeling, storage and distribution of wine and other products we make.
We are also subject to state and local tax requirements in all states where our wine is sold. We monitor the requirements of relevant jurisdictions to maintain compliance with all tax liability and reporting matters. In California, we are subject to a number of governmental authorities, and are also subject to city and county building, land use, licensing and other codes and regulations.
Alcohol-related regulation
We are subject to extensive regulation in the United States by federal, state and local laws regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the TTB and the FDA. The TTB is primarily responsible for overseeing alcohol production records supporting tax obligations, issuing wine labeling guidelines, including grape source and bottle fill requirements, as well as reviewing and issuing certificates of label approval, which are required for the sale of wine through interstate commerce. We carefully monitor compliance with TTB rules and regulations, as well the state law of each state in which we sell our wines. In California, where most of our wines are made, we are subject to alcohol-related licensing and regulations by many authorities, including the Department of Alcohol Beverage Control. Department of Alcohol Beverage Control agents and representatives investigate applications for licenses to sell alcoholic beverages, report on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted and enforce California alcoholic beverages laws. We are subject to municipal authorities with respect to aspects of our operations, including applicable land use laws and the terms of our use permits. These regulations, as well as the land use permits to which our properties are subject, limit the production of wine, set restrictions on certain business activities, control the sale of wine and regulate the time, place and manner of hospitality in our tasting rooms, among other elements.

Employee and occupational safety regulation
We are subject to certain state and federal employee safety and employment practices regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act, and regulations governing prohibited workplace discriminatory practices and conditions, including those regulations relating to COVID-19 virus transmission mitigation practices. These regulations require us to comply with manufacturing safety standards, including protecting our employees from accidents, providing our employees with a safe and non-hostile work environment and being an equal opportunity employer. In California, we are also subject to employment and safety regulations issued by state and local authorities. Consistent with the employee enrichment focus area of the Social pillar of our ESG initiative and UN SDG 3 (Good Health and Well-Being), we seek to go beyond required standards to give employees the tools and training that give rise to a proactive safety culture in which employees demonstrate our shared commitment to eliminating foreseeable dangers that could lead to injuries, work-related illnesses and other hazardous conditions. For example, our Estate vineyard employees are required to attend at least 16 hours of safety training annually.
Environmental regulation
As a result of our agricultural and wine production activities, we and certain third parties with which we work, are subject to federal, state and local environmental laws and regulations. Federal regulations govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogs to federal regulations and authorities intended to perform the similar purposes. In California, we are also subject to state-specific rules, such as those contained in the California Environmental Quality Act, California Air Resources Act, Porter-Cologne Water Quality Control Act, California Water Code sections 13300-13999 and Title 23 of the California Administrative Code and various sections of the Health and Safety Code. We are subject to local environmental regulations that address a number of elements of our wine production process, including air quality, the handling of hazardous waste, recycling, water use and discharge, emissions and traffic impacts. In addition to compliance with environmental laws and regulations, our practices are rooted in the focus of the Environmental pillar of our ESG initiative, which focuses on thoughtfully responding to climate change, using resources in a sustainable manner and shifting towards more responsible packaging.
Labeling regulation
Many of our wines are identified by their appellation of origin, which are among the most highly regarded wine growing regions in the world. An appellation may be present on a wine label only if it meets the requirements of applicable state and federal regulations that seek to ensure the consistency and quality of wines from a specific terroir. These appellations designate the specific geographic origin of most or all (depending on the appellation) of the wine’s grapes, and can be a political subdivision (e.g., a country, state or county) or a designated viticultural area. The rules for vineyard designation are similar. Most of our labels maintain the same appellation of origin from year to year. The label of our famed Duckhorn Vineyard Napa Valley Merlot from the Three Palms Vineyard, for example, has borne the same AVA and vineyard designation for decades. From time to time, our winemakers choose to change the appellation of one of our wines to take advantage of high-quality grapes in other areas or to change the profile of a wine, such as the 2018 change of appellation of our Decoy Cabernet Sauvignon from Sonoma County to California.
Agricultural and production-related regulation
In addition to the federal, state and local authorities which govern our business and activities in the areas noted above, we are also subject to regulations specific to agriculture and production activities. These rules allow regulators to inspect facilities, dictate agricultural worker protocols, regulate and inspect equipment and records with respect to weights and measures, in addition to allowing regulators to promulgate regulations with respect to the health and safety of employees working in agricultural and production settings.

Privacy and security regulation
Our Company collects personal information from individuals. Accordingly, we are subject to several data privacy and security related regulations, including but not limited to: U.S. state privacy, security and breach notification laws; the GDPR; and other European privacy laws as well as privacy laws being adopted in other regions around the world. In addition, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of information about individuals. Certain states have also adopted robust data privacy and security laws and regulations. For example, the CCPA, which took effect in 2020, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. In response to the data privacy laws and regulations discussed above and those in other countries in which we do business, we have implemented several technological safeguards, processes, contractual third-parties provisions, and employee trainings to help ensure that we handle information about our employees and customers in a compliant manner. We maintain a global privacy policy and related procedures, and train our workforce to understand and comply with applicable privacy laws.
Intellectual property
We strive to protect the reputation of our winery brands and rely on a combination of aggressive defense of our intellectual property rights and the maintenance of control over our web and social media presence to achieve what we believe is an optimal level of protection.
We establish, protect and defend our intellectual property in a number of ways, including through employee and third-party nondisclosure agreements, copyright laws, domestic and foreign trademark protections, intellectual property licenses and social media and information security policies for employees. We focus significant resources on tracking and monitoring our trademarks for potentially infringing marks. We, in conjunction with outside counsel, review information on a weekly basis from a number of sources, including the USPTO Official Gazette Watch, USPTO Pending Application Watch, COLA Watch and internal watch lists, as well as other foreign national gazettes, to uncover potentially infringing marks.
Our trademarks are valuable assets that reinforce the distinctiveness of our winery brand and our strong portfolio strength. As of July 31, 2021, we had three registered copyrights, 59 unique-mark trademarks, 24 pending trademark applications and 159 issued trademarks with the United States Patent and Trademark Office, foreign nations and international IP organizations, such as the World Intellectual Property Organization.
In addition to trademark protection, we own numerous URL designations, including Duckhorn.com, Decoywines.com, KostaBrowne.com, DuckhornPortfolio.com and DuckhornWineShop.com. We maintain and actively manage numerous company websites and social media accounts on social media platforms, including Facebook, Instagram, Twitter and LinkedIn. We claim copyright ownership of all unique content created by and for our Company published on those websites and platforms.
We also rely on, and carefully protect, proprietary knowledge and expertise, including the sources of certain supplies, formulations, production processes, innovation regarding product development and other trade secrets necessary to maintain and enhance our competitive position.
Available information
Our internet website is www.duckhornportfolio.com. We make available on the Investor Relations section of our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and Forms 3, 4 and 5, and amendments to those reports as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
On the Investor Relations section of our website, we webcast our earnings calls and certain events we participate in or host with members of the investment community. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases. Further corporate governance information, including our board committee charters, and, code of ethics, is also available on our Investor Relations website under the heading "Governance—Governance Documents."
Our internet website is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report.
Item 1A. Risk factors.
Risks related to our competitive position and winery brands
The success of our business depends heavily on the strength of our winery brands.
Maintaining and expanding our reputation as a premier producer of luxury wine among our customers and the luxury wine market generally is critical to the success of our business and our growth strategy. The luxury wine market is driven by a relatively small number of active and well-regarded wine critics within the industry who have outsized influence over the perceived quality and value of wines. We have consistently produced critically acclaimed, award-winning wines across multiple winery brands in our portfolio, including Duckhorn Vineyards, Decoy, Kosta Browne, Goldeneye, Paraduxx, Calera, Migration, Canvasback, Greenwing and Postmark. However, if we are unable to maintain the actual or perceived quality of our wines, including as a result of contamination or tampering, environmental or other factors impacting the quality of our grapes or other raw materials, or if our wines otherwise do not meet the subjective expectations or tastes of one or more of a relatively small number of wine critics, the actual or perceived quality and value of one or more of our wines could be harmed, which could negatively impact not only the value of that wine, but also the value of the vintage, the particular brand or our broader portfolio. The winemaking process is a long and labor-intensive process that is built around yearly vintages, which means that once a vintage has been released we are not able to make further adjustments to satisfy wine critics or consumers. As a result, we are dependent on our winemakers and tasting panels to ensure that every wine we release meets our exacting quality standards.
With the advent of social media, word within the luxury wine market spreads quickly, which can accentuate both the positive and the negative reviews of our wines and of wine vintages generally. Public perception of our brands could be negatively affected by adverse publicity or negative commentary on social media outlets, particularly negative commentary on social media outlets that goes “viral,” or our responses relating to, among other things:
•an actual or perceived failure to maintain high-quality, safety, ethical, social and environmental standards for all of our operations and activities;
•an actual or perceived failure to address concerns relating to the quality, safety or integrity of our wines and the hospitality we offer to our guests at our tasting rooms;
•our environmental impact, including our use of agricultural materials, packaging, water and energy use, and waste management; or
•an actual or perceived failure by us to promote the responsible consumption of alcohol.
If we do not produce wines that are well-regarded by the relatively small wine critic community, the luxury wine market will quickly become aware and our reputation, winery brands, business and financial results of operation could be materially and adversely affected. In addition, if certain vintages receive negative publicity or consumer reaction, whether as a result of our wines or wines of other producers, our wines in the same vintage could be adversely affected. Unfavorable publicity, whether accurate or not, related to our industry, us, our winery brands, marketing, personnel, operations, business performance or prospects could also unfavorably affect our corporate reputation, stock price, ability to attract high-quality talent or the performance of our business.
Any contamination or other quality control issue could have an adverse effect on sales of the impacted wine or our broader portfolio of winery brands. If any of our wines become unsafe or unfit for consumption, cause injury or are otherwise improperly packaged or labeled, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread recall, multiple recalls or a significant product liability judgment against us could cause our wines to be unavailable for a period of time, depressing demand and our brand equity. Even if a product liability claim is unsuccessful or is not fully pursued, any resulting negative publicity could adversely affect our reputation with existing and potential customers and accounts, as well as our corporate and individual winery brands image in such a way that current and future sales could be diminished. In addition, should a competitor experience a recall or contamination event, we could face decreased consumer confidence by association as a producer of similar products.
Additionally, third parties may sell wines or inferior brands that imitate our winery brands or that are counterfeit versions of our labels, and customers could be duped into thinking that these imitation labels are our authentic wines. For example, from time to time we have been notified of instances of potential counterfeiting related to a small amount of wine in foreign jurisdictions. A negative consumer experience with such a wine could cause them to refrain from purchasing our brands in the future and damage our brand integrity. Any failure to maintain the actual or perceived quality of our wines could materially and adversely affect our business, results of operations and financial results.
Damage to our reputation or loss of consumer confidence in our wines for any of these or other reasons could result in decreased demand for our wines and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and winery brand strength.
Our advertising and promotional investments may affect our financial results but not be effective.
We have incurred, and expect to continue to incur, significant advertising and promotional expenditures to enhance our winery brands and raise consumer awareness in both existing and emerging categories. These expenditures may adversely affect our results of operations in a particular quarter or even a full fiscal year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in our quarterly results of operations. While we strive to invest only in effective advertising and promotional activities in both the digital and traditional segments, it is difficult to correlate such investments with sales results, and there is no guarantee that our expenditures will be effective in building brand strength or growing long term sales.
We face significant competition with an increasing number of products and market participants that could materially and adversely affect our business, results of operations and financial results.
Our industry is intensely competitive and highly fragmented. Our wines compete in the ultra-luxury and luxury tiers within the wine industry and with many other domestic and foreign wines. Our wines also compete with popularly priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for drinker acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant wine lists and for marketing focus by the Company’s independent distributors, many of which carry extensive portfolios of wines and other alcoholic beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the United States, wine sales are relatively concentrated among a limited number of large suppliers, including E&J Gallo, Constellation, Trinchero, Jackson Family Wines, Ste. Michelle and The Wine Group. These and our other competitors may have more robust financial, technical, marketing and distribution networks and public relations resources than we have. As a result of this intense competition, combined with our growth goals, we have experienced and may continue to face upward pressure on our selling, marketing and promotional efforts and expenses. There can be no assurance that in the future we will be able to successfully compete with our competitors or that we will not face greater competition from other wineries and beverage manufacturers.
If we are unable to successfully compete with existing or new market participants, or if we do not effectively respond to competitive pressures, we could experience reductions in market share and margins that could have a material and adverse effect on our business, results of operations and financial results.
Consolidation of the distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space and may have a material adverse effect on our business, results of operations and financial results.
Other than sales made directly to retail accounts in California or directly to consumers through our DTC channel, the majority of our wine sales are made through independent distributors for resale to retail outlets, restaurants, hotels and private clubs across the United States and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of our future net sales. Consolidation among wine producers, distributors, wholesalers, suppliers and retailers could create a more challenging competitive landscape for our wines. Consolidation at any level could hinder the distribution and sale of our wines as a result of reduced attention and resources allocated to our winery brands both during and after transition periods, because our winery brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins as newly consolidated distributors take down prices or demand more margin from existing suppliers. Changes in distributors’ strategies, including a reduction in the number of brands they carry or the allocation of resources for our competitors’ brands or private label products, may adversely affect our growth, business, financial results and market share. Distributors of our wines offer products that compete directly with our wines for inventory and retail shelf space, promotional and marketing support and consumer purchases. Expansion into new product categories by other suppliers or innovation by new entrants into the market could increase competition in our product categories.
An increasingly large percentage of our net sales is concentrated within a small number of wholesale customers. Our five largest customers represented approximately 48% of total net sales in Fiscal 2021. Additionally, a substantial portion of our wholesale sales channel is commanded by large retailers. The purchasing power of these companies is significant, and they have the ability to command concessions. There can be no assurance that the distributors and retailers we use will continue to purchase our wines or provide our wines with adequate levels of promotional and merchandising support. The loss of one or more major accounts or the need to make significant concessions to retain one or more such accounts could have a material and adverse effect on our business, results of operations and financial position.
A reduction in consumer demand for wine, which may result from a variety of factors, including demographic shifts, desirable substitutes and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial results.
We rely on consumers’ demand for our wine. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, changes in discretionary income (including as a result of inflation of the price of consumer products), public health policies and perceptions and changes in leisure, dining and beverage consumption patterns. Our continued success will require us to anticipate and respond effectively to shifts in consumer behavior and drinking tastes. If consumer preferences were to move away from our luxury winery brands or labels, our results of operations would be materially and adversely affected.
While over the past several years there has been a modest increase in consumption of wine in the U.S. market, a limited or general decline in consumer demand could occur in the future due to a variety of factors, including:
•a general decline in economic or geopolitical conditions;
•a general decline in the consumption of alcoholic beverage products in on-premise establishments, such as those that may result from smoking bans and stricter laws relating to driving while under the influence of alcohol and changes in public health policies, including those implemented to address the COVID-19 pandemic;
•a generational or demographic shift in consumer preferences away from wines to other alcoholic beverages or other desirable substitutes;
•increased activity of anti-alcohol groups;
•concern about the health consequences of consuming alcoholic beverage products;
•increased federal, state, provincial, and foreign excise, or other taxes on beverage alcohol products and increased restrictions on beverage alcohol advertising and marketing; and
•consumer dietary preferences favoring lower-calorie beverages, such as hard seltzer as well as diet soft drinks, sports drinks and water products.
Our portfolio includes a range of luxury and ultra-luxury wines, and demand for these winery brands may be particularly susceptible to changing economic conditions and consumer tastes, preferences and spending habits, which may reduce our sales of these products and adversely affect our profitability. Many of these consumers are from the Generation X and Baby Boomer generations, and we have not yet seen equivalent adoption by the Millennial generation. An unanticipated decline or change in consumer demand or preference could also materially impact our ability to forecast for future production requirements, which could, in turn, impair our ability to effectively adapt to changing consumer preferences. Any reduction in the demand for our wines would materially and adversely affect our business, results of operations and financial results.
The consumer reception of the launch and expansion of our product offerings is inherently uncertain. New producers may present new and unknown risks and challenges in production and marketing that we may fail to manage optimally and could have a materially adverse effect on our business, results of operations and financial results.
New product development and innovation is a key part of our marketing strategy, and a significant portion of our net sales are derived from labels developed within the last five years. To continue our growth and compete with new and existing competitors, we may need to innovate and develop a robust pipeline of new wines. The launch and continued success of a new wine is inherently uncertain, particularly with respect to consumer appeal and market share capture. An unsuccessful launch may impact consumer perception of our existing winery brands and reputation, which are critical to our ongoing success and growth. Unsuccessful implementation or short- lived success of new wines may result in write-offs or other associated costs which may materially and adversely affect our business, results of operations and financial results. In addition, the launch of new product offerings may result in cannibalization of sales of existing products in our portfolio.
Due to the three-tier alcohol beverage distribution system in the United States, we are heavily reliant on our distributors and government agencies that resell alcoholic beverages in all states except California, where we self-distribute our wines to retail accounts. A significant reduction in distributor demand for our wines would materially and adversely affect our sales and profitability.
Due to regulatory requirements in the United States, we sell a significant portion of our wines to wholesalers for resale to retail accounts, and in some states, directly to government agencies for resale. In California we sell directly to retail accounts rather than via a wholesaler, which we refer to as direct to the trade. Additionally, a small percentage of our wines are sold directly to accounts outside of California, including cruise ships, airlines and duty-free shops. Decreased demand for our wines in any of our sales channels would negatively affect our sales and profitability materially. A change in the relationship with any of our significant distributors could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate or otherwise cease working with a distributor for poor performance without reasonable justification, as defined by applicable statutes in those states. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business. In addition, an expansion of the laws and regulations limiting the sale of our wine would materially and adversely affect our business, results of operations and financial results. There can be no assurance that the distributors and accounts to which we sell our wines will continue to purchase our wines or provide our wines with adequate levels of promotional support, which could increase competitive pressure to increase sales and market spending and could materially and adversely affect our business, results of operations and financial results.
Our marketing strategy involves continued expansion into the DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges could negatively affect our sales in these channels and our profitability.
The marketplace in which we operate is highly competitive and in recent years has seen the entrance of new competitors and products targeting similar customer groups as our business. To stay competitive and forge new connections with customers, we are continuing investment in the expansion of our DTC channel.
Expanding our DTC channel may require significant investment in tasting room development, e-commerce platforms, marketing, fulfillment, IT infrastructure and other known and unknown costs. The success of our DTC channel depends on our ability to maintain the efficient and uninterrupted operation of online order-processing and fulfillment and delivery operations. As such, we are heavily dependent on the performance of our shipping and technology partners. Any system interruptions or delays could prevent potential customers from purchasing our wines directly.
Our ability to ship wines directly to our customers is the result of court rulings, including the U.S. Supreme Court ruling in Granholm v. Heald, which allow, in certain circumstances, shipments to customers of wines from out-of-state wineries. Any changes to the judicial, legal or regulatory framework applicable to our DTC business that reduce our ability to sell wines in most states in the DTC channel could have a materially adverse effect on our business, results of operations and financial results.
We may be unable to adequately adapt to shifts in consumer preferences for points of purchase, such as an increase in at-home delivery as we experience the COVID-19 pandemic, and our competitors may react more rapidly or with improved customer experiences. A failure to react quickly to these and other changes in consumer preferences, or to create infrastructure to support new or expanding sales channels may materially and adversely affect our business, results of operations and financial results.
A decrease in wine score ratings by important rating organizations could have a negative impact on our ability to create demand for and sell our wines. Sustained negative scores could reduce the prominence of our winery brands and carry negative association across our portfolio which could materially and adversely affect our sales and profitability.
Our winery brands and individual labels are issued ratings or scores by wine rating organizations, and higher scores often drive greater demand and, in some cases, higher pricing. Many of our winery brands and labels have consistently ranked among the top U.S. luxury wine brands and have generally received positive reviews across multiple appellations, varietals, varieties, styles and price points from many of the industry’s top critics and publications. These positive third-party reviews have been important to maintaining and expanding our reputation as a luxury wine producer. However, we have no control over ratings issued by third parties or the methodology they use to evaluate our wines, which may not continue to be favorable to us in the future. If our new or existing winery brands or labels are assigned significantly lower ratings, if our winery brands or labels consistently receive lower ratings over an extended period of time or if any of our competitors’ new or existing brands are assigned comparatively higher ratings, our customers’ perception of our winery brands and our labels and demand for our wines could be negatively impacted, which could materially and adversely affect our sales and profitability.
Risks related to our production of wine and the occurrence of natural disasters
Natural disasters, including fires, floods and earthquakes, some of which may be exacerbated by climate change, could destroy, damage or limit access to our wineries and vineyards, and the locations at which we store our inventory, which could materially and adversely affect our business, results of operations and financial results.
In recent years, we have seen an increase in the number and severity of extreme temperature events and unusual weather patterns, as well as the increase in both the frequency and severity of natural disasters, including fires, earthquakes and floods. These natural disasters and severe weather events may cause disruptions to our supply chain, which may negatively impact our wines by causing disruption or damage to our wineries, inventory holdings, suppliers, transportation or sales channels.
A significant portion of our agricultural yield, wineries and tasting rooms, and our corporate headquarters, are located in a region of California that is prone to natural disasters such as wildfires, floods and earthquakes. Natural disasters may also interrupt critical infrastructure, such as electricity, which may be suspended for a prolonged period of time as a preventative or reactive measure to natural disasters. In recent years, we have experienced wildfires of varying duration and severity in Napa, Sonoma and the rest of California. At various times during these fires, operations at some or all of our properties were impacted. These fires also resulted in power outages and limited our access to and productivity at our facilities, which negatively impacted our production and operations. The grapes in our vineyards and the vineyards of the growers from which we are contracted to purchase are susceptible to potential smoke damage as a result of wildfires in the region, which, in some cases, can impact the quality of the grapes, making them unusable or decreasing their value in the production of our wine, as occurred as a result of the fires in 2020.
A significant portion of our net sales is derived from our DTC channel, which depends in part on guest visits to our tasting rooms. Natural disasters and severe weather, and negative press coverage of such incidents, have in the past and could in the future negatively impact the number of tourists visiting Northern California, which could, in turn, decrease visits to our tasting rooms. Any decrease in visits to our tasting rooms could negatively impact our DTC channel, which could have a materially adverse impact on our business, results of operations and financial results.
The location of some of our vineyards and wineries are in areas susceptible to flooding. In 2019, substantial flooding in the Russian River Valley caused damage to one of our facilities and tasting rooms and caused more substantial damage to other nearby wineries and vineyards. Additionally, in 2014, a 6.0 magnitude earthquake occurred in Napa County that caused significant damage to certain wineries and businesses in the area.
While we have mitigation and avoidance strategies in place to minimize the damage to our properties, remediate smoke taint present in some wine and mitigate other losses resulting from fires, floods and other natural disasters, we cannot be certain such strategies will be sufficient in the event of future fires, earthquakes or flooding, particularly if such events increase in severity, duration or geographic scope. Failure to adequately mitigate future climate risks or more extreme and adverse conditions at any of our properties or the properties of our suppliers could result in the partial or total loss of physical inventory, production facilities, tasting rooms or event spaces, which could have a materially adverse impact on our business, operations and financial results.
A failure to adequately prepare for adverse events that could cause disruption to elements of our business, including our grape harvesting, blending, inventory aging or distribution of our wines could materially and adversely affect our business, results of operations and financial results.
Disruptions to our operations caused by adverse weather, natural disasters, public health emergencies, including the COVID-19 pandemic, or unforeseen circumstances may cause delays to or interruptions in our operations. A consequence of any of these or supply or supply chain disruptions, including the temporary inability to produce our wines due to the closure of our production sites or an inability to transport our wines at a reasonable cost or at all, could prevent us from meeting consumer demand in the near term or long term for our aged wines. For example, as result of the COVID-19 pandemic, our industry has experienced temporary supply chain disruptions for certain processed materials, such as sparkling wine cages and glass, as well as increased strain on logistics networks and shipping partners. The occurrence of any such disruptions during a peak time of demand for such processed materials could increase the magnitude of the effect on our distribution network and sales. In addition, distributors may seek to maintain larger inventories of our wine as a consequence of these disruptions. Failure to adequately prepare for and address any such disruptions could materially and adversely affect our business, results of operations and financial results.
A catastrophic event causing physical damage, disruption or failure at any one of our major production facilities could adversely affect our business. As many of our wines require aging for some period of time, we maintain a substantial inventory of aged and maturing wines in warehouses at a number of different locations in California and Washington. The loss of a substantial amount of aged inventory through fire, accident, earthquake, other natural or man-made disaster, contamination or otherwise could significantly reduce the supply of the affected wine or wines, including our aged wines, which are typically our highest priced and limited production wines.
Any disruptions that cause forced closure or evacuation could materially harm our business, results of operations and financial results. Additionally, should multiple closings occur, we may lose guest confidence resulting in a reduction in visitation to our tasting rooms and direct sales, which could materially and adversely affect our business, results of operations and financial results.
Inclement weather, drought, pests, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines, which could materially and adversely affect our business, results of operations and financial results.
A shortage in the supply of quality grapes may result from the occurrence of any number of factors that determine the quality and quantity of grape supply, including adverse weather conditions (including more frequent and intense heatwaves, frosts, drought and excessive rainfall), and various diseases, pests, fungi and viruses such as Red Blotch, Pierce’s Disease or the European Grapevine Moth. We cannot anticipate changes in weather patterns and conditions, and we cannot predict their impact on our operations if they were to occur. We also cannot guarantee that our efforts to prevent and control any pest and plant disease infestation will be successful, or that any such infestations will not have a material impact on the properties of any of our suppliers. Any shortage could cause an increase in the price of some or all of the grape varietals required for our wine production or a reduction in the amount of wine we are able to produce, which could materially and adversely affect our business, results of operations and financial results.
Factors that reduce the quantity of grapes we, or the growers with which we contract, grow may also reduce their quality. Deterioration in the quality of our wines could harm our winery brand strength, and a decrease in our production could reduce our sales and increase our expenses, both of which could materially and adversely affect our business, results of operations and financial results.
If we are unable to obtain adequate supplies of premium grapes and bulk wine from third-party grape growers and bulk wine suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, results of operations and financial condition.
The production of our luxury wines and the ability to fulfill the demand for our wines is restricted by the availability of premium grapes and bulk wines from third-party growers. On average, between 2016 and 2021, more than 10% of our grape inputs per year come from our own Estate vineyards and the remaining amount comes from third parties in the form of contracted grapes, contracted bulk wine, spot grapes and spot bulk wine.
As we continue to grow, we anticipate that a greater percentage of our production will rely on third-party suppliers as the yield from our Estate vineyards is likely to remain relatively stable. If we are unable to source grapes and bulk wine of the requisite quality, varietal and geography, among other factors, our ability to produce wines to the standards, quantity and quality demanded by our customers could be impaired.
Factors including climate change, agricultural risks, competition for quality, water availability, land use, wildfires, floods, disease and pests could impact the quality and quantity of grapes and bulk wine available to our company. Furthermore, these potential disruptions in production may drive up demand for grapes and bulk wine creating higher input costs or the inability to purchase these materials. In recent years, we have observed significant volatility in the grape market. For example, in 2020, we contracted for approximately 12,000 tons of grapes at a cost of $26.5 million, compared to approximately 19,000 tons of grapes for a total cost of $51.1 million in 2019. The aggregate tonnage and cost of grapes purchased in 2021 will not be known until after harvest is complete, but we expect that both the tonnage and the cost will exceed that of the prior two years. However, we may experience upward price pressure in future harvest seasons due to factors including the general volatility in the grape and bulk wine markets, widespread insured and/or uninsured losses and overall stress on the agricultural portion of the supply chain. Furthermore, following the 2020 wildfires in Northern California, the price of bulk wine increased substantially in a very short period of time, leading to some wine producers reducing lot sizes of certain wines. Fortunately, we acted quickly and decisively as soon as the wildfires started and were able to purchase our bulk wine prior to meaningful price increases. However, we cannot be sure that we will be able to avoid similar price increases in the future. As a result, our financial results could be materially and adversely affected both in the year of the harvest and future periods.
If we are unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies, or if there is an increase in the cost of the commodities or products, our profitability, production and distribution capabilities could be negatively impacted, which would materially and adversely affect our business, results of operations and financial condition.
We use a large volume of grapes and other raw materials to produce and package our wine, including corks, barrels, winemaking additives and water, as well as large amounts of packaging materials, including metal, cork, glass and cardboard. We purchase raw materials and packaging materials under contracts of varying maturities from domestic and international suppliers.
Glass bottle costs are one of our largest packaging components of cost of goods sold. In North America, glass bottles have only a small number of producers. Currently, the majority of our glass containers are sourced from Mexico and a minority are sourced from China. An inability of any of our glass bottle suppliers to satisfy our requirements could materially and adversely affect our business. In addition, costs and programs related to mandatory recycling and recyclable materials deposits could be adopted in states of manufacture, imposing additional and unknown costs to manufacture products utilizing glass bottles. The amount of water available for use is important to the supply of our grapes and winemaking, other agricultural raw materials and our ability to operate our business. If climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality, which may affect our production costs, consistency of yields or impose capacity constraints. We depend on sufficient amounts of quality water for operation of our wineries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the grapes and other agricultural raw materials we purchase also depend upon sufficient supplies of quality water for their vineyards and fields. Prolonged or severe drought conditions in the western United States or restrictions imposed on our irrigation options by governmental authorities could have an adverse effect on our operations in the region. If water available to our operations or the operations of our suppliers becomes scarcer, restrictions are placed on our usage of water or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our production. Even if quality water is widely available to us, water purification and waste treatment infrastructure limitations could increase our costs or constrain operation of our production facilities and vineyards. Any of these factors could materially and adversely affect our business, results of operations and financial results.
Our production facilities also use a significant amount of energy in their operations, including electricity, propane and natural gas. We have experienced increases in energy costs in the past, and energy costs could rise in the future, which would result in higher transportation, freight and other operating costs, such as aging and bottling expenses. Our freight cost and the timely delivery of our wines could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver shortages, higher fuel costs, weather conditions, traffic congestion, increased government regulation, and other matters. In addition, increased labor costs or insufficient labor supply could increase our production costs.
Our supply and the price of raw materials, packaging materials and energy and the cost of energy, freight and labor used in our productions and distribution activities could be affected by a number of factors beyond our control, including market demand, global geopolitical events (especially their impact on energy prices), economic factors affecting growth decisions, exchange rate fluctuations and inflation. To the extent any of these factors, including inflation, affect the prices of ingredients or packaging, or we do not effectively or completely hedge changes in commodity price risks, or are unable to recoup costs through increases in the price of our finished wines, our business, results of operations and financial results could be materially and adversely affected.
Risks related to COVID-19
The COVID-19 pandemic continues to affect our customers, our suppliers and our business operations, and the duration and extent to which this and any future global health pandemic will impact our business, results of operations and financial results in future periods remains uncertain.
The COVID-19 pandemic continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets, supply chains and business practices. Federal, state and foreign governments have implemented measures to contain the virus, including vaccine dissemination, social distancing, travel restrictions, border closures, limitations on public gatherings, work from home requirements and closure of non-essential businesses from time to time. As an agricultural company that supplies supermarkets, our business is generally deemed essential under current applicable regulatory guidance. Our farming and winery operations have continued with minimal interruptions as a result of COVID-19, and we implemented new standard operating procedures, including the use of face coverings, social distancing and other workplace safety measures. To protect our employees and guests and comply with applicable regulatory guidance, our tasting rooms observe a number of pandemic-related protocols. Our ability to host guests in our tasting rooms to build winery brand loyalty and encourage future connections and purchases is a unique catalyst for our DTC channel, and any future closures or extended periods of reduced capacity may have an adverse impact on future sales. To the extent closures are implemented, we may be required to implement workforce reductions. While we continue to closely monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures, or any similar precautionary measures we are required or deem advisable to take in the future, could negatively affect our business, results of operations and financial results. Our business may suffer should there be supply disruption due to restrictions on the ability of employees, the grape growers with whom we contract or our suppliers to travel and work, or if government or public health officials limit the travel of individuals impacting our ability to source materials domestically and across international borders. These events may impair our ability to make, bottle and ship our wines, our distributors’ ability to distribute our wines or our ability to grow or obtain the grapes needed to produce our wines. Our operations may become less efficient or otherwise be negatively impacted if critical employees are unable to work or if a significant percentage of the workforce is unable to work.
The U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic. While we experienced a shift in the mix of our wines towards greater off-premise sales and lower on-premise sales, the COVID-19 pandemic generally has not resulted in a reduction in demand for our wines and other alcoholic beverages. Consumer purchasing behavior may continue to be impacted by reduced consumption by those who are unable to shop in a normal manner as a result of periodically implemented stay at home orders, required closures, quarantines or other cancellations of public events and other opportunities to purchase our wines, from bar and restaurant closures, or from a reduction in consumer discretionary income due to reduced or limited work and layoffs.
We anticipate that the increased growth and popularity of the retail e-commerce environment across the consumer product goods market, which has accelerated during the COVID-19 pandemic and the periodic quarantines, “stay at home” orders, travel restrictions, retail store closures, social distancing requirements and other government action, is highly likely to result in the continued evolution of the competitive landscape of our wines. Additionally, channel instability, including the softening of our e-commerce gains, are likely as COVID-19 restrictions are loosened.
Economic disruption and unanticipated changes in consumer demand may negatively impact our ability to adequately forecast demand for future years. Demand for our wines may decline in the future, especially in the event of a prolonged economic downturn as a result of the COVID-19 pandemic and any future unforeseen global health emergency. We have also seen stronger growth in our lower-priced wines than our highest-tier wines, coupled with an increase in net sales through wholesale channels relative to our DTC channel. This has lowered the average selling prices per case. If we cannot respond to and manage the impact of such events effectively, or if global economic conditions do not improve, or deteriorate further, our business, results of operations and financial results could be materially and adversely affected.
Risks related to our business
The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations.
We are subject to risks associated with adverse economic conditions in the United States and globally, including economic slowdown, inflation, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could materially and adversely impact our business, liquidity, financial condition and results of operations. In general, positive conditions in the broader economy promote customer spending on wine, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on wine. Unemployment, tax increases, governmental spending cuts or a return of high levels of inflation could affect consumer spending patterns and purchases of our wines and other alcoholic beverage products. Reduced consumer discretionary spending and reduced consumer confidence could negatively affect the trend towards consuming luxury wines and could result in a reduction of wine and beverage alcohol consumption in the United States generally. In particular, extended periods of high unemployment, lower consumer discretionary spending and low consumer confidence could result in lower DTC sales than expected, lower wholesale sales of our ultra-luxury winery brands in favor of luxury winery brands which have a lower average sales price and generally have lower gross profit margins and lower overall sales, which could negatively impact our business and results of operations. These conditions could also create or worsen credit issues, cash flow issues, access to credit facilities and other financial hardships for us and our suppliers, distributors, accounts and consumers. An inability of our suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our wines.
Our financial performance is subject to significant seasonality and variability.
Our sales and pricing are subject to seasonal fluctuations. Our net sales are typically highest in the first half of our fiscal year due to increased consumer demand leading up to and around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season, which has the effect of lowering average selling prices as a result of the shift in sales channel mix as well as the use of distributor and retail sales discounts and promotions in our wholesale channel. In Fiscal 2021, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 25%, 27% and 21%, respectively, of our total net sales for the year. Due to the relative importance of the first and second fiscal quarters, slower than anticipated demand for our wines in those quarters could have a materially adverse effect on our annual fiscal results. A failure by us to adequately prepare for periods of increased demand, or any event that disrupts our distribution channels during the first half of each fiscal year, could have a material adverse effect on our business and results of operations.
In addition to the seasonality of demand for our wines, our financial performance is influenced by a number of factors which are difficult to predict and variable in nature. These include cost volatility for raw materials, production yields and inventory availability and the evolution of our sales channel mix, as well as external trends in weather patterns and discretionary consumer spending. A number of other factors which are difficult to predict could also affect the seasonality or variability of our financial performance. Therefore, you should not rely on the results of a single fiscal quarter as an indication of our annual results or future performance.
If we cannot retain our key employees and hire additional, highly qualified employees, we may not be able to successfully manage our business, maintain our reputation as an industry leader and execute our strategic objectives, which could materially and adversely affect our operating efficiency and financial condition.
We are highly dependent on the contributions of our senior management team, sales team, and other key employees, such as our winemakers, and certain key employees at our corporate headquarters, wineries, tasting rooms and vineyards. Our ability to deliver on strategic targets is dependent on our ability to recruit, retain and motivate key employees. Competition for such employees can be intense in the locations in which our facilities are located, and the inability to attract and retain qualified employees necessary to expand our activities may impact our ability to achieve our targets. The high cost of housing and other expenses in Napa and Sonoma Counties, and the other areas in which we have significant operations, can inhibit our ability to recruit top talent from outside the area.
We believe that the nimbleness of our management team has been a major factor in our success and growth. The loss of current key employees could result in the loss of business knowledge, negatively impact relationships with suppliers, distributors or customers or hurt company culture and morale. The inability to attract and retain talent could materially and adversely affect our operating efficiency and financial condition.
If we are unable to secure and protect our intellectual property in domestic and foreign markets, including trademarks for our winery brands, vineyards and wines, the value of our winery brands and intellectual property could decline, which could have a material and adverse effect on our business, results of operations and financial results.
Our future success depends significantly on our ability to protect our current and future winery brands and wines and to enforce and defend our trademarks and other intellectual property rights. We rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to secure and protect our intellectual property rights. We have been granted 58 trademark registrations in the United States and numerous trademark registrations in other countries covering many of our winery and wine brands, and we have filed, and expect to continue to file, trademark applications seeking to protect newly-developed winery and wine brands. We cannot be sure that trademark registrations will be issued to us under any of our trademark applications. Our trademark applications could be opposed by third parties, and our trademark rights, including registered trademarks, could also be challenged. We cannot assure you that we will be successful in defending our trademarks in actions brought by third parties. There is also a risk that we could fail to timely maintain or renew our trademark registrations or otherwise protect our trademark rights, which could result in the loss of those trademark rights (including in connection with failure to maintain consistent use of these trademarks). If we fail to maintain our trademarks or our trademarks are successfully challenged, we could be forced to rebrand our wineries, wines and other products, which could result in a loss of winery brand recognition and could require us to devote additional resources to the development and marketing of new winery brands.
Notwithstanding any trademark registrations held by us, a third party could bring a lawsuit or other claim alleging that we have infringed that third party’s trademark rights. Any such claims, with or without merit, could require significant resources to defend, could damage the reputation of our winery brands, could result in the payment of compensation (whether as a damages award or settlement) to such third parties, and could require us to stop using our winery brands or otherwise agree to an undertaking to limit that use. In addition, our actions to monitor and enforce trademark rights against third parties may not prevent counterfeit products or products bearing confusingly similar trademarks from entering the marketplace, which could divert sales from us, tarnish our reputation or reduce the demand for our products or the prices at which those products are sold. Any enforcement litigation brought by us, whether or not successful, could require significant costs and resources, and divert the attention of management, which could negatively affect our business, results of operations and financial results. Third parties may also acquire and register domain names that are confusingly similar to or otherwise damaging to the reputation of our trademarks, and we may not be able to prevent or cancel any such domain name registrations.
We may not be fully insured against catastrophic perils, including catastrophic loss or inaccessibility of wineries, production facilities and/or distribution systems resulting from fire, wildfire, flood, wind events, earthquake and other perils, which may cause us to experience a material financial loss.
A significant portion of our vineyards and supplier and other third party warehouses and distribution centers are located in California, which is prone to seismic activity, wildfires and floods, among other perils. For example, in February 2019, one of our wineries experienced a flood resulting in damages to inventory, machinery, equipment and site improvements. If any of these vineyards or facilities were to experience a catastrophic loss in the future, it could disrupt our operations, delay production, shipments and our recognition of revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed and our business and operating results could be materially and adversely affected. Although we carry insurance to cover property and inventory damage and business interruption, these coverages are subject to deductibles and self-insurance obligations, as well as caps on coverage that could be below the value of losses we could incur in certain catastrophic perils. Furthermore, claims for recovery against our insurance policies can be time-consuming, and may result in significant delays between when we incur damages and when we receive partial or full payment under our insurance policies. For example, such a delay occurred with respect to our insurance claims related to our February 2019 flood damages, which were not fully resolved until December 2020. We take steps to avoid and minimize the damage that could be caused by potential catastrophic events, but there is no certainty that our efforts will prove successful. If one or more significant catastrophic events occurred damaging our own or third-party assets and/or services, we could suffer a major financial loss and our business, results of operations and financial condition could be materially and adversely affected.
Furthermore, increased incidence or severity of natural disasters has adversely impacted our ability to obtain adequate property damage, inventory and business interruption insurance at financially viable rates, if at all. For example, we have observed certain insurers ceasing to offer certain inventory protection policies, and we have supplemented our insurance coverage recently by purchasing policies at higher premiums. If these trends continue and our insurance coverage is adversely affected, and to the extent we elect to increase our self- insurance obligations, we may be at greater risk that similar future events will cause significant financial losses and materially and adversely affect our business, results of operations and financial results.
From time to time, we may become subject to litigation specifically directed at the alcoholic beverage industry, as well as litigation arising in the ordinary course of business.
We and other companies operating in the alcoholic beverage industry are, from time to time, exposed to class action or other private or governmental litigation and claims relating to product liability, alcohol marketing, advertising or distribution practices, alcohol abuse problems or other health consequences arising from the excessive consumption of or other misuse of alcohol, including underage drinking. Various groups have, from time to time, publicly expressed concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. These campaigns could result in an increased risk of litigation against the Company and our industry. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices and underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future
From time to time, we may also be party to other litigation in the ordinary course of our operations, including in connection with commercial disputes, enforcement or other regulatory actions by tax, customs, competition, environmental, anti-corruption and other relevant regulatory authorities, or securities- related class action lawsuits, particularly following any significant decline in the price of our securities. Any such litigation or other actions may be expensive to defend and result in damages, penalties or fines as well as reputational damage to our company and our winery brands and may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments may result in an increase in future insurance premiums, and any judgements for which we are not fully insured may result in a significant financial loss and may materially and adversely affect our business, results of operations and financial results.
Our failure to adequately manage the risks associated with acquisitions or divestitures, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition or results of operations.
As part of our growth strategy, we have previously made acquisitions that we believe will provide a strategic fit with our business, including the acquisitions of Calera Wine Company in 2017 and Kosta Browne in 2018, and we may continue to rely on this strategy for growth and expansion. Any future acquisition may come with new or unexpected risks, including potential difficulties integrating the company into our operations and culture, possible loss of key accounts, customers or employees, a negative perception of the acquisition adversely impacting the perception of the Company or exposure to unknown liabilities. We may not effectively assimilate the business or product offerings of acquired companies into our business or within the anticipated costs or timeframes, retain key customers and suppliers or key employees of acquired businesses or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from earlier estimates and we may fail to realize fully anticipated cost savings, growth opportunities or other potential synergies. We cannot assure that the fair value of acquired businesses or investments will remain constant.
Acquisitions and investments could also result in additional debt and related interest expenses, issuance of additional shares and result in a reduction in our earning per share or other financial results. If the financial performance of our business, as supplemented by the businesses acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations.
We may also consider the potential divestiture of assets or businesses that no longer meet our financial or strategic objectives. When selling assets, we may record material losses as a result of market conditions or unfavorable prices for the assets. Additionally, we may provide various indemnifications in connection with the divestiture of businesses or assets. We may also find it difficult to find a suitable or timely buyer of the assets which may result in financial losses or the delay of strategic objectives. The unfavorable outcome or unforeseen risks associated with acquisitions or divestitures may negatively affect our reputation or materially harm our financial results.
We cannot assure that we will realize the expected benefits of acquisitions, divestitures or investments and also cannot assure these ventures will be profitable or without unknown risks. Additionally, we cannot assure that the internal control over financial reporting of entities which we consolidate as a result of our investment activities will be as robust as the internal control over financial reporting for our wholly-owned winery brands. Our failure to adequately manage the risks associated with acquisitions, divestitures or the failure of an entity with which we have an equity or membership interest could have a material adverse effect on our business, results of operations or financial results.

A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations, and if the failure is prolonged, our financial condition.
We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; tracking bulk wine; supply and demand planning; production; shipping wines to customers; hosting our winery websites and marketing products to consumers; collecting and storing customer, consumer, employee, stockholder, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing and sharing confidential and proprietary research, business plans and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.
Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other types of attacks pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability, and integrity of our data, and we have in the past, and may in the future, experience cyberattacks and other unauthorized access attempts to our IT systems. Because the techniques used to obtain unauthorized access are constantly changing and often are not recognized until launched against a target, we or our vendors may be unable to anticipate these techniques or implement sufficient preventative or remedial measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyber-attack, the integrity and safety of our data could be at risk or we may incur unforeseen costs impacting our financial position. Although we carry insurance covering cyber-attacks including ransomware, these coverages are subject to deductibles and self-insurance obligation, as well as caps on coverage that could be below the value of losses we could incur. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputational, competitive or business harm, which may adversely affect our business, results of operations and financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems. As a result of the COVID-19 pandemic, a greater percentage of our employees are working remotely and accessing our IT systems and networks remotely than the historical norm, which may further increase our vulnerability to cybercrimes and cyberattacks and increase the stress on our technology infrastructure and systems. Even though we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches or failures of our IT systems, networks and services.
Our failure to adequately maintain and protect personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.
We collect, use, store, disclose or transfer (collectively, “process”) personal information, including from employees and customers, in connection with the operation of our business. A wide variety of local and international laws as well as regulations and industry guidelines apply to the privacy and collecting, storing, use, processing, disclosure and protection of personal information and may be inconsistent among countries or conflict with other rules. Data protection and privacy laws and regulations are changing, subject to differing interpretations and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
A variety of data protection legislation apply in the United States at both the federal and state level, including new laws that may impact our operations. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, and began being enforced on July 1, 2020. The CCPA defines “personal information” in a broad manner and generally requires companies that collect, use, share and otherwise process personal information of California residents to make new disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or the sale of personal information, allows consumers to exercise certain rights with respect to any personal information collected and provides a new cause of action for data breaches.
Moreover, another privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data, was approved by California voters in 2020, though it does not take effect until January 2023. There remains significant uncertainty regarding the timing and implementation of the CPRA in January 2023, but it is certain that a California privacy regulator will be established in the interim period pursuant to the mandates of CPRA.
Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA, CPRA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data collection and processing practices and related policies and to incur substantial expenditures in order to comply with the additional regulations. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under the CCPA or CPRA. However, we cannot be certain that compliance costs will not increase in the future with respect to the CCPA and CPRA.
Global privacy and data protection legislation, enforcement, and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. For example, in 2016, the E.U. adopted the General Data Protection Regulation (“GDPR”), which took effect on May 25, 2018. The GDPR imposes requirements that may limit how we are permitted to process data on behalf of ourselves, and we may be required to incur significant additional costs to comply with these requirements. Applicable laws, regulations and court decisions in the E.U. relating to privacy and data protection could also impact our ability to transfer personal information (or personal data as defined by the GDPR) internationally. The GDPR specifies substantial maximum fines for failure to comply. Continued compliance with the GDPR and national laws in the E.U. may require significant changes to our products and practices to ensure compliance with applicable law. On July 16, 2020, the Court of Justice of the European Union, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal information from the E.U. to the United States, was invalid, and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. The impact of this decision on the ability to lawfully transfer personal information from the E.U. to the United States is being assessed and further guidance from European regulators and advisory bodies is awaited. It is possible that the decision will restrict our ability to transfer personal information from the E.U. to the United States and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we face the potential for regulators in the European Economic Area (“EEA”) to apply different standards to the transfer of personal information from the EEA to the United States and to block, or require, ad hoc verification of measures taken with respect to certain information or data flows from the EEA to the United States. The regulatory environment applicable to the handling of EEA residents’ personal information, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. We and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal information transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel, and negatively affect our business, operating results and financial condition. Additionally, we may be or become subject to data localization laws mandating that information or data collected in a foreign country be processed only within that country. If any country in which we have customers were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
Further, in June 2016, the U.K. voted to leave the E.U., which resulted in the U.K. exiting the E.U. on January 31, 2020, subject to a transition period that ended December 31, 2020. Brexit has led to, and may continue to lead to further legislative and regulatory changes. The U.K. implemented the Data Protection Act of 2018 ("DPA 2018") that substantially implements the (E.U.) GDPR and implemented a U.K. version of the GDPR ("GDPR-UK") combining the GDPR-E.U. and the DPA of 2018, which took effect in January 2021. It remains to be seen whether the U.K.’s withdrawal from the E.U. pursuant to Brexit, and the combined requirements of GDPR-UK and DPA 2018 will substantially impact the manner in which U.K. data protection laws or regulations will develop or are enforced in the medium to longer term and how information and data transfers to and from the U.K. will be regulated.
Compliance with these and any other applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new privacy and data protection laws and regulations. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill (both in relation to existing customers and prospective customers) any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Evolving and changing definitions of personal information, personal data, and similar concepts within the E.U., the United States and elsewhere, especially relating to classification of IP addresses, device identifiers, location data, household data and other information we may collect, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of such information and data. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our wines by existing and potential customers.
Risks related to regulation
As a producer of alcoholic beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
We are subject to extensive regulation in the United States by federal, state and local laws regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the Alcohol and Tobacco Tax and Trade Bureau and the Food and Drug Administration. These and other regulatory agencies impose a number of product safety, labeling and other requirements on our operations and sales. In California, where most of our wines are made, we are subject to alcohol-related licensing and regulations by many authorities, including the Department of Alcohol Beverage Control, which investigates applications for licenses to sell alcoholic beverages, reports on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted. Any governmental litigation, fines or restrictions on our operations resulting from the enforcement of these existing regulations or any new legislation or regulations could have a material adverse effect on our business, results of operations and financial results. Any government intervention challenging the production, marketing, promotion, distribution or sale of beverage alcohol or specific brands could affect our ability to sell our wines. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business, results of operations or financial results. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business. Changes to the interpretation or approach to enforcement of regulations may require changes to our business practices or the business practices of our suppliers, distributors or customers. The penalties associated with any violations or infractions may vary in severity, and could result in a significant impediment to our business operations, and could cause us to have to suspend sales of our wines in a jurisdiction for a period of time.
New and changing environmental requirements, and new market pressures related to climate change, could materially and adversely affect our business, results of operations and financial results.
There has been significant public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Federal regulations govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogs to federal regulations and authorities intended to perform the similar purposes. In California, we are also subject to state-specific rules, such as those contained in the California Environmental Quality Act, California Air Resources Act, Porter-Cologne Water Quality Control Act, California Water Code sections 13300-13999 and Title 23 of the California Administrative Code and various sections of the Health and Safety Code. We are subject to local environmental regulations that address a number of elements of our wine production process, including air quality, the handing of hazardous waste, recycling, water use and discharge, emissions and traffic impacts. Compliance with these and other environmental regulation requires significant resources. Continued regulatory and market trends towards sustainability may require or incentivize us to make changes to our current business operations. We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses and the cost of capital improvements for our vineyards and wineries to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that we have estimated. We may incur costs associated with environmental compliance arising from events we cannot control, such as unusually severe floods, earthquakes or fires. We cannot assure that our costs in relation to these matters will not exceed our projections or otherwise have a material adverse effect on our business, results of operations and financial results.
Changes in foreign and domestic laws and government regulations to which we are currently subject, including changes to the method or approach of enforcement of these government rules and regulations, may increase our costs or limit our ability to sell our wines into certain markets, which could materially and adversely affect our business, results of operations and financial condition.
Government laws and regulations may result in increased production and sales costs, including an increase on the applicable tax in various state, federal and foreign jurisdictions in which we do business. The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers at all. Changes in these laws and regulations that tighten current rules could have an adverse impact on sales or increase costs to produce, market, package or sell wine.
Changes in regulation that require significant additional source data for registration and sale, in the labeling or warning requirements, or limitations on the permissibility of any component, condition or ingredient, in the places in which our wines can be legally sold could inhibit sales of affected products in those markets.
The wine industry is subject to extensive regulation by a number of foreign and domestic agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, land use, production methods, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising, sequestration of classes of wine and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards, wineries or tasting rooms may be limited by present and future zoning ordinances, use permit terms, environmental restrictions and other legal requirements. In addition, new or updated regulations, requirements or licenses, particularly changes that impact our ability to sell DTC and/or retain accounts in California, or new or increased excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. From time to time, states consider proposals to increase state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our business, financial condition and results of operations.
We are subject to health, safety and labor laws. Regulatory reviews, proceedings and audits by governmental entities could result in an adverse ruling or conclusion, which may have a material adverse effect on our business. Changes to the enforcement or approach of these rules and regulations, may increase our costs or limit our ability to operate, which could materially and adversely affect our business, results of operations and financial condition.
We are required to comply with labor, health and safety laws and regulations in California, Washington and the other states in which we operate. Our operations are subject to periodic inspections by government authorities. The regulations require, among other things, health and safety protocols and procedures, fair and legal employment and in the case of some workers, health benefits. A failure to comply with these laws and any new or changed regulations could increase our operating costs and materially and adversely affect our business, results of operations and financial condition.
Risks related to our indebtedness
We have incurred substantial indebtedness and we may not generate sufficient cash flow from operations to meet our debt service requirements, continue our operations and pursue our growth strategy and we may be unable to raise capital when needed or on acceptable terms.
We have incurred substantial indebtedness to fund various corporate activities and our ongoing operations. Our business may not generate sufficient cash flow from operations to meet all of our debt service requirements, to pay dividends and to fund our general corporate and capital requirements.
Our ability to satisfy our debt obligations will depend upon our future operating performance. We do not have complete control over our future operating performance because it is subject to prevailing economic conditions, interest rates, consumer preferences, and financial, business and other factors.
Our current and future debt service obligations and covenants could limit:
•our ability to pay dividends;
•our ability to obtain financing for future working capital needs or acquisitions or other purposes;
•our funds available for operations, expansions, dividends or other distributions; and
•our ability to conduct our business.
Also, our vulnerability to adverse economic conditions may be greater than less leveraged competitors and, as a result, our ability to withstand competitive pressures may be limited.
Restrictive covenants in our Credit Facility (first lien credit facility pursuant to that certain First Lien Loan and Security Agreement, dated as of October 14, 2016, see Note 9 (Debt)) place limits on our ability to conduct our business. Covenants in our Credit Facility include those that restrict our ability to:
•make acquisitions, incur debt, encumber or sell assets;
•amend our constitutional documents;
•pay dividends;
•engage in mergers and consolidations;
•enter into transactions with affiliates;
•make investments; and
•permit our subsidiaries to enter into certain agreements.
Our Credit Facility also contains financial covenants, including a debt to net worth test and fixed charge coverage ratio test.
Our Credit Facility also contains change of control provisions which, if triggered upon the occurrence of a merger or other change of control transaction, may result in an acceleration of our obligation to repay the debt. If we fail to comply with the obligations contained in our Credit Facility or future loan agreements, we could be in default under those agreements, which could require us to immediately repay the related debt and also debt under any other agreements containing cross-acceleration or cross-default provisions.
Our capacity to fund working capital or operational expenses depends upon our net cash available. Any decline in our net cash or changes in the terms of our Credit Facility, lines of credit, bank credit agreements or other sources of credit could limit our access to the capital resources required to fund our expenses.
We rely on cash generated from our operating activities as our primary source of liquidity. To support our operations, execute our growth strategy as planned and pay dividends, if declared, we will need to continue generating significant amounts of cash from operations, including funds required to pay our employees, related benefits and other operating expenses, finance future acquisitions, invest in technologies and pay for the increased direct and indirect costs associated with operating as a public company. If our business does not generate sufficient cash flow from operations to fund these activities, and if sufficient funds are not available under our Credit Facility, we may need to seek additional capital, including by incurring additional debt.
Additional capital may not be available to us on acceptable terms or at all. In addition, incurring indebtedness requires that a portion of cash flow from operating activities be dedicated to interest and principal payments. Debt service requirements could reduce our ability to use our cash flow to fund operations and capital expenditures, to capitalize on future business opportunities, including additional acquisitions, or to pay dividends or increase dividends. Any of these risks could materially adversely affect our business, results of operations or financial condition.
We utilize derivative financial instruments to manage our exposure to interest rate fluctuations associated with our variable rate indebtedness. We may be exposed to interest rate risk based on our ability to hedge effectively, as well as risk related to nonperformance based on the creditworthiness of counterparties to these financial instruments.
We have entered interest rate swap derivative instruments to attempt to limit our exposure to changes in variable interest rates. While our intended strategy is to minimize the impact to our interest cost due to increases in interest rates applicable to our variable rate debt, there can be no guarantee that our strategy will be effective. We are also exposed to potential credit losses due to the risk of non-performance of the counterparty to our interest rate swaps. Consequently, we may experience credit-related losses in the future. See Note 10 (Derivative instruments) to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We may be adversely affected by the phase-out of, or changes in the method of determining, the LIBOR, or the replacement of LIBOR with different reference rates.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on U.S. dollar-denominated loans globally. Our Credit Facility uses LIBOR as a reference rate such that the interest due to our creditors under this facility is calculated using LIBOR.
On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2021 and subsequently extended the phase-out period until June 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023, or if alternative rates or benchmarks will be adopted.
Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. We may need to renegotiate our Credit Facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such renegotiated Credit Facility or such other indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.

Risks related to our common stock
We are an emerging growth company, and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among others, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and (4) the requirement to present only two years of audited financial statements and only two years of related “Management’s discussion and analysis of financial condition and results of operations” in this Annual Report on Form 10-K. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of the second fiscal quarter in any fiscal year before that time or if we have total annual gross revenues of $1.07 billion or more during any fiscal year before that time, in which case we would no longer be an emerging growth company as of the fiscal year end, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time we would cease to be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Our consolidated financial statements may therefore not be comparable to those of other public companies that comply with such new or revised accounting standards.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.
We are required pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.

TSG will continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
We are currently controlled by investment funds affiliated with TSG. As of July 31, 2021, investment funds affiliated with TSG controlled 75.13% of the voting power of our common stock. As long as TSG owns or controls at least a majority of our outstanding voting power, it will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if its ownership falls below 50%, TSG will continue to be able to strongly influence or effectively control our decisions.
Additionally, TSG’s interests may not align with the interests of our other stockholders. TSG is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. TSG may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Certain of our directors have relationships with TSG, which may cause conflicts of interest with respect to our business.
Three of our directors are affiliated with TSG. Our TSG-affiliated directors have fiduciary duties to us and, in addition, have duties to TSG. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and TSG, whose interests may be adverse to ours in some circumstances.
We are considered a "controlled company" under the New York Stock Exchange rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements; you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Because TSG controls a majority of the voting power of our outstanding common stock, we are considered a "controlled company" within the meaning of the New York Stock Exchange corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
•we have a board of directors that is composed of a majority of “independent directors,” as defined under the New York Stock Exchange rules;
•we have a compensation committee that is composed entirely of independent directors; and
•we have a nominating and corporate governance committee that is composed entirely of independent directors.
We currently utilize certain of these exemptions. Accordingly, for so long as we are a “controlled company,” you will not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.
Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
In addition to TSG’s beneficial ownership of a controlling percentage of our common stock, our certificate of incorporation and bylaws and the DGCL contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.
These provisions include:
•the division of our board of directors into three classes and the election of each class for three-year terms;
•advance notice requirements for stockholder proposals and director nominations;

•the ability of the board of directors to fill a vacancy created by the expansion of the board of directors;
•the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors;
•limitations on the ability of stockholders to call special meetings and to take action by written consent following the date that the funds affiliated with TSG no longer beneficially own a majority of our common stock; and
•the required approval of holders of at least 75% of the voting power of the outstanding shares of our capital stock to adopt, amend or repeal certain provisions of our certificate of incorporation and bylaws or remove directors for cause, in each case following the date that the funds affiliated with TSG no longer beneficially own a majority of our common stock.
Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.
Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
Pursuant to our certificate of incorporation and bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.
We are subject to additional laws, regulations and stock exchange listing standards, which impose additional costs on us and may strain our resources and divert our management’s attention.
We are subject to the reporting requirements of the Exchange Act, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange and other applicable securities laws and regulations. Compliance with these laws and regulations increase our legal and financial compliance costs and make some activities more difficult, time- consuming or costly. We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. However, the incremental costs that we incur as a result of becoming a public company could exceed our estimate. These factors may therefore strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our board of directors.
A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 115,046,793 shares of common stock as of July 31, 2021. This includes 13,333,333 shares that we sold in the IPO, as well as the 9,666,667 shares that the selling stockholder sold, and the shares held by our existing stockholders. This figure assumes no exercises of outstanding options. TSG has certain demand registration rights that could require us in the future to file registration statements in connection with sales of our stock by TSG. Such sales by TSG could be significant. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any lock-up agreements. The market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
We have no current plans to pay regular cash dividends on our common stock as such, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.
If securities or industry analysts do not continue to publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.
The trading market for our shares are influenced by the research and reports that industry or securities analysts publish about us and our business. We do not have any control over these analysts. In the event one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.
Our certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws;
•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; and
•any other action asserting a claim against us that is governed by the internal affairs doctrine (each, a “Covered Proceeding”).
Our certificate of incorporation also provides that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision does not apply to claims brought under the Exchange Act.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees.
Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
General risks
Our operating results and share price may be volatile, and the market price of our common stock may drop below the price you pay.
Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You may not be able to resell your shares at or above the price you purchased them for or at all. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:
•market conditions in the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new wines by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•results of operations that vary from expectations of securities analysis and investors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•strategic actions by us or our competitors;
•announcement by us, our competitors or our vendors of significant contracts or acquisitions;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•regulatory, legal or political developments;
•public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation and governmental investigations;
•changing economic conditions;
•changes in accounting principles;
•default under agreements governing our indebtedness;
•exchange rate fluctuations; and
•other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.
These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations may be materially and adversely affected.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our winery brand awareness, build and maintain our product inventory, develop new wines, enhance our operating infrastructure and acquire complementary businesses. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms that are acceptable to us or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.
Changes in tax laws or in their implementation may adversely affect our business and financial condition.
As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, commonly referred to as the “FFCR Act,” was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, the act commonly referred to as the “CARES Act," was enacted on March 27, 2020, the act commonly known as the Consolidated Appropriations Act, 2021 was enacted on December 27, 2020, and the act commonly known as the American Rescue Plan Act was enacted on March 11, 2021. Each contains numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspended application of the 80%-of-taxable-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provided that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxed the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.
Regulatory guidance under the TCJA, the FFCR Act, the CARES Act, the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our Company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act, the Consolidated Appropriations Act, 2021 or the American Rescue Plan Act. The Biden Administration has also proposed a significant number of changes to U.S. tax laws, including an increase in the maximum tax rate applicable to U.S. corporations and certain individuals, which could potentially have retroactive effect and may significantly affect our business.
International operations, worldwide and domestic economic trends and financial market conditions, geopolitical uncertainty or changes to international trade agreements and tariffs, import and excise duties, other taxes or other governmental rules and regulations could have a material adverse effect on our business, liquidity, financial condition and results of operations.
Our wines are sold in numerous countries, and we source production materials from foreign countries, including barrels from France, glass bottles from Mexico and China and cork from Portugal. Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include:
•changes in local political, economic, social, and labor conditions;
•potential disruption from socio-economic violence, including terrorism and drug-related violence;
•restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the United States;
•import and export requirements and border accessibility;

•currency exchange rate fluctuations;
•a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights, privacy obligations, real property rights and liability issues; and
•inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act.
Our wine aging programs often incorporate the use of French oak barrels. We contract with barrel cooperages in Europe for French oak wine barrels that meet our specifications. These contracts are paid in Euros once per year. We hedge our exposure to foreign currency fluctuations with respect to Euro-U.S. Dollar conversion rates by entering foreign currency forward contracts. We cannot perfectly hedge our exposure to foreign currency fluctuations, and such exposure could negatively impact our results of operations.
Unfavorable global or regional economic conditions, including economic slowdown and the disruption, volatility and tightening of credit and capital markets, as well as unemployment, tax increases, governmental spending cuts, a return of high levels of inflation, or public perception that any of these adverse effects have occurred or may occur in the future, could affect consumer spending patterns and purchases of our wines. These could also create or exacerbate credit issues, cash flow issues and other financial hardships for us and our suppliers, distributors, retailers and consumers. The inability of suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our wines.
We are also exposed to risks associated with interest rate fluctuations. We could experience changes in our ability to manage fluctuations in interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks.
We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems, intergovernmental disputes or animus against the United States. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.
The United States and other countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Significant increases in import and excise duties or other taxes on, or that impact, beverage alcohol products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations. Any such tariffs, particularly on imports from Mexico and any retaliatory tariffs imposed by the Mexican government, may have a material adverse effect on our results of operations, including our sales and profitability.
In addition, federal, state, provincial, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, warehousing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal, state or local regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our business, liquidity, financial condition and/or results of operations. Additionally, various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our wines because of what our wines contain or allegations that our wines cause adverse health effects. If these types of requirements become applicable to our wines under current or future environmental or health laws or regulations, they may inhibit sales of such products.
These international, economic and political uncertainties and regulatory changes could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers and distributors, affect our business, liquidity, financial condition and/or results of operations.
Changes to U.S. and foreign trade policies and tariffs may adversely impact our operating results.

Unfavorable trade policies in the United States or countries in which we sell our wine could result in the decrease of our foreign sales. While we do not import a significant amount of materials with respect to which tariffs may materially harm our costs, we do export approximately five percent of our wines. The United States and other countries in which we operate impose duties, excise taxes and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Significant increases in import and excise duties or other taxes on, or that impact, alcoholic beverage products could result in significant price increase for our customers, and may reduce our ability to complete with local products or products from other localities that are subject to more favorable trade relationships. This may cause a decrease in foreign sales, potentially damage consumer views of our winery brands, and may materially harm our sales and profitability.
Item 1B. Unresolved staff comments.
None.
Item 2. Properties.
Our headquarters and principal executive offices are located at 1201 Dowdell Lane, Saint Helena, California. This 12,000 square foot space is leased pursuant to an agreement that expires on March 1, 2024. We also lease approximately 8,700 square feet of space at 3663 North Laughlin Road, Santa Rosa, California, a portion of which is leased until December 31, 2022 and the remainder of which is leased until December 31, 2024. In addition, many of our employees work in office space at our winery and tasting room facilities, consistent with applicable zoning and other regulations. We control 843 acres of Estate vineyards and eight wineries across California and Washington. Seven of our wineries feature tasting rooms where we welcome guests.

Wineries
Name	Location	Production Capacity	Tasting Room	Owned/Leased
Duckhorn Vineyards	St. Helena, CA	160,000 gallon production entitlement (partially pre-WDO)	Yes	Owned
Paraduxx	Yountville, CA	300,000 gallon production entitlement	Yes	Owned
Migration	Napa, CA	715,000 gallon production entitlement. Unlimited Bottling	Yes	Leased
Goldeneye	Philo, CA	No production limitations	Yes	Owned
Canvasback	Walla Walla, WA	66,000 gallon production allowance	Yes	Leased
Calera	Hollister, CA	No production limitations	Yes	Owned
Kosta Browne	Sebastopol, CA	143,000 gallon production entitlement	Yes	Leased
Decoy	Hopland, CA	No production limitations (two bottling lines)	No	Owned

Vineyards
Name	Location	Total Vine Acres	Owned/Leased
Carpenter	Napa County	6.3	Leased
Corktree	Napa County	15.2	Owned
The Landing Vineyard	Napa County	10.4	Leased
Duckhorn Vineyards Estate	Napa County	16.1	Owned
Monitor Ledge	Napa County	36.9	Owned
Patzimaro	Napa County	15.1	Owned
Rector Creek	Napa County	35.3	Owned
Stout	Napa County	35.7	Owned
Three Palms	Napa County	73.8	Owned
Brownell	Sonoma County	14.0	Owned
Gap's Crown	Sonoma County	36.6	Leased
Keefer	Sonoma County	20.1	Owned
Ridgeline Vineyard	Sonoma County	89.9	Owned
Running Creek Vineyard	Sonoma County	88.9	Owned
Treehouse	Sonoma County	12.1	Leased
Confluence	Mendocino County	52.4	Owned
Cerise Vineyard (includes Cerise, Demuth and Knez)	Mendocino County	55.3	Owned
Duncan Peak	Mendocino County	48.3	Owned/Leased
Gowan Creek	Mendocino County	32.9	Owned
Narrows	Mendocino County	49.1	Owned
Longwinds Vineyard	Benton County	17.0	Owned
Multiple vineyards(a)	San Benito County	81.9	Owned
Total		843.3
________________________________________________
(a) Includes: de Villier Vineyard, Jensen Vineyard, Mills Vineyard, Mt. Harlan Vineyard, Reed Vineyard, Ryan Vineyard and Selleck Vineyard.
We intend to procure additional space as we add employees and expand geographically. We believe that our facilities along with our third party contracts are adequate to meet our needs for the immediate future and that suitable space will be available to accommodate our needs as we expand operations in the future.
Item 3. Legal proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. Legal expenses associated with loss contingencies are accrued if reasonably estimable and the related matter is probable of causing the Company to incur expenses or other losses based on future contingent events in accordance with the Company's policies, otherwise legal expenses are expensed as incurred. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 4. Mine safety disclosures.
None.

Part II.
Item 5. Market for registrant's common equity, related stockholder matters, and issuer purchases of equity securities
Market information
Our common stock began trading on the New York Stock Exchange, which is the principal market, under the symbol "NAPA" on March 18, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of our common stock
As of September 30, 2021, there were approximately 120 stockholders of record of our common stock, which does not include persons whose stock is held in nominee or "street name" accounts through brokers, banks and intermediaries.
Dividends
Prior to our IPO, we declared a cash dividend to our existing stockholders in February 2021 in an aggregate amount of $100.0 million that we paid on February 24, 2021. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend on then-existing factors, including our operating results, financial condition and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board of Directors.
Performance graph
The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total returns of the Standard & Poor’s 500 Index, Standard & Poor's Beverage Index and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each index on March 18, 2021, the date our common stock began trading on the New York Stock Exchange, and its relative performance is tracked through July 31, 2021. The graph uses the closing market price on March 18, 2021 as the initial value of our common stock. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Return for The Duckhorn Portfolio, Inc., the S&P 500 Index, the S&P Beverage Index and the Russell 2000 Index

$150.00
$125.00
$100.00
$75.00
3/31/21
4/30/21
5/31/21
6/30/21
7/31/21
S&P Bev
S&P 500
RUS 2000
NAPA

Use of proceeds from our initial public offering of common stock
On March 17, 2021, our Registration Statement on Form S-1 (File No. 333-253412) was declared effective by the SEC for our IPO. At the closing of the offering on March 22, 2021, we sold 13.3 million shares of common stock at an IPO price of $15.00 per share. We received gross proceeds of $200.0 million, which resulted in net proceeds to us of approximately $180.8 million, after deducting underwriting discounts and commissions of $12.5 million and offering expenses of approximately $6.7 million. We used a portion of the net proceeds we received from the offering to repay $180.0 million of outstanding indebtedness under our revolving Credit Facility. We continue to expect to use the remainder of the net proceeds from the offering for general corporate purposes, including working capital, operating expenses and capital expenditures. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, to their respective associates, or to our affiliates. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Jefferies LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Evercore Group L.L.C., RBC Capital Markets, LLC, Academy Securities, Inc., Samuel A. Ramirez & Company, Inc. and Siebert Williams Shank & Co., LLC acted as underwriters for the offering.
Item 6. Reserved
Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary note regarding forward-looking statements” included in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in Part I “Item 1A. Risk factors” included in this Annual Report on Form 10-K.

Overview
The Duckhorn Portfolio is the premier scaled producer of luxury wines in North America. We have delighted millions of consumers with authentic, high-quality, approachable wines for over four decades. We champion a curated and comprehensive portfolio of highly acclaimed luxury wines across multiple varietals, appellations, brands and price points. Our portfolio is focused exclusively on the desirable luxury segment, which we define as wines sold for $15 or higher per 750ml bottle.
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
We sell our wines to distributors and directly to retail accounts in California, which together comprise our wholesale channel. We also sell directly to consumers through our DTC channel, which comprised approximately 18% of our net sales during Fiscal 2021. Our powerful omni-channel sales model drives strong margins by leveraging long-standing relationships developed over the past forty years. We believe our iconic winery brands together with our scaled, quality-focused production, omni-channel distribution and dedicated employees, set the standard for North American luxury wine.
The strength of our omni-channel sales approach continued to propel our business growth period over period, delivering Fiscal 2021 net sales of $336.6 million, which represents a 24.4% increase from Fiscal 2020 net sales and a compound annual growth rate of 18.1% from Fiscal 2019 net sales. Led by wholesale channel sales for the periods presented, we continued to weather the global pandemic with resilience as consumer spending shifts toward off-premise sales marked lower sales at on-premise retailers, and stay-at-home orders at times limited in-person experiences with customers at our visitor centers. As Fiscal 2021 represented a full year of pandemic-impacted operating results, compared with a partial-year impact on Fiscal 2020, our dedicated workforce continued to produce quality wine with revised safety protocols, to engage effectively to drive sales results despite restrictions on travel and in-person interaction, and to manage administrative functions while integrating significantly higher levels of telework.
Our unique and diversified sourcing strategy supported gross profit growth of 22.3% during Fiscal 2021, and 21.1% during Fiscal 2020, versus prior periods. During the 2020 harvest, despite numerous wildfires throughout California, we moved swiftly and decisively to maintain our production capacity and future required production levels while keeping our people and our assets safe. We also continued to innovate with new products, supported by marketing efforts to foster consumer adoption.
Adjusted EBITDA grew to $117.2 million, up 11.5% for Fiscal 2021 versus prior year, on top of Fiscal 2020 growth of 6.8% over Fiscal 2019, resulting from our consistent gross profit profile and operating cost discipline.
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

	Fiscal years ended July 31,
(in thousands)	2021	2020	2019
Net sales	$336,613	$270,648	$241,207
Gross profit	$167,348	$136,882	$113,003
Net income attributable to The Duckhorn Portfolio, Inc.	$55,976	$32,377	$22,097
Adjusted EBITDA	$117,208	$105,080	$98,357

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc.:

	Fiscal years ended July 31,
(in thousands)	2021	2020	2019
Net income attributable to The Duckhorn Portfolio, Inc.	$55,976	$32,377	$22,097
Interest expense	13,618	17,924	20,937
Income tax expense	21,008	10,432	7,842
Depreciation and amortization expense	21,343	22,755	25,070
EBITDA	111,945	83,488	75,946
Purchase accounting adjustments(a)	1,690	5,457	19,771
Transaction expenses(b)	3,984	193	3,900
Impairment loss(c)	—	11,830	—
Change in fair value of derivatives(d)	(5,848)	2,340	4,902
Equity-based compensation(e)	10,602	1,154	1,126
Casualty gain, net(f)	(7,832)	(4,047)	(8,606)
Bulk wine loss, net(g)	—	2,815	—
Loss on debt extinguishment(h)	272	—	163
IPO preparation costs(i)	405	475	1,155
Wildfire costs, net(j)	1,273	—	—
COVID-19 costs(k)	717	1,375	—
Adjusted EBITDA	$117,208	$105,080	$98,357
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
(b) Transaction expenses include legal and professional fees and change of control payments incurred in connection with our acquisition of Kosta Browne in August 2018 and our IPO in March 2021. Also included are expenses incurred for abandoned transactions. These expenses were incremental to our normal operating expenses and were directly related to such transactions.
(c) Impairment loss relates to impairments for certain of the Company’s trade names identified in Fiscal 2020. The impairments were primarily the result of changes to the Company’s sales forecasts for certain of the Company’s ultra-luxury brands experiencing sales channel and consumer spending disruption due to the COVID-19 pandemic. The impairment charge was also impacted by an increase in the discount rate applied in the fair value calculations due to changes in economic outlook. See Note 7 (Goodwill and other intangible assets) to our consolidated financial statements for additional information.
(d) See Note 10 (Derivative instruments) to our consolidated financial statements for additional information.
(e) See Note 15 (Equity-based compensation) to our consolidated financial statements for additional information.
(f)    Casualty gain, net, in Adjusted EBITDA pertains to a flood event at one of our wineries in Fiscal 2019, and was primarily comprised of insurance proceeds received pursuant to our claim, offset by flood damage and remediation costs. The proceeds received, offset by costs incurred, are reported on the casualty gain, net line in the Consolidated Statements of Operations. See Note 17 (Casualty gain) to our consolidated financial statements for additional information.
(g) Bulk wine loss, net, primarily relates to net losses on bulk wine sold in the spot bulk markets at quantities and price points, which were unusual and infrequent for our business. During Fiscal 2020 (during which the 2019 harvest occurred), we observed significant and unprecedented oversupply and price volatility in the bulk wine markets that resulted in premium tiers of bulk wine spot prices reaching historic lows. We have not historically sold a significant quantity of bulk wine into the spot bulk markets. However, during Fiscal 2020, we obtained alternative supply that we believe is of higher quality than certain bulk wine that we held at that time, and we responded by selling certain bulk quantities at a net loss. We do not to expect to engage in sales of significant amounts of bulk quantities to the bulk wine market, and therefore have excluded the loss from these sales from adjusted EBITDA as they are not indicative of our core operational performance.
(h) Loss on debt extinguishment includes charges for unamortized deferred financing fees we recognized in connection with amendments to our Credit Facility. See Note 9 (Debt) to our consolidated financial statements for further information.
(i) IPO preparation costs include professional fees incurred for outside consultants to advise us on legal, accounting and tax matters related to our preparation for becoming a public company, which are not directly attributable to an offering.
(j) Wildfire costs, net, include the cost of unharvested fruit that was damaged and rendered useless, charges we incurred to respond to imminent wildfire threat with fire-fighting crews to protect our assets, clean-up and smoke remediation expenses to restore operations at our tasting rooms after the fires, testing fees to evaluate our fruit for possible smoke damage, and washing or other grape processing costs prior to vinification to reduce the risk of smoke in finished wine. These costs, shown net of crop insurance proceeds received, are reported on the casualty gain, net line in the Consolidated Statements of Operations. See Note 17 (Casualty gain) to our consolidated financial statements for additional information. While we expect the potential for wildfires to be an ongoing risk to running an agricultural business in California, we believe the wildfires and related costs we experienced are not indicative of our core operating performance.
(k) COVID-19 costs include certain incremental expenses incurred during the outbreak of the COVID-19 pandemic and the short-term closure mandates imposed by government officials in the jurisdictions in which we operate. These costs include tasting room expenses incurred during a period of mandatory closure and reduced capacity, salaries and severance expenses for certain employees and other immaterial costs to transfer inventory.
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
For comparative periods presented, our primary operational drivers of adjusted EBITDA have been sustained sales growth in our wholesale channel and steady growth in our DTC channel, management of our cost of sales through our diversified supply planning strategy and discipline over selling, general and administrative expenses relative to our sales growth.
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

	Fiscal years ended July 31,
	2021	2020	2019
Wholesale - Distributors	65.3%	60.0%	59.4%
Wholesale - California direct to retail	16.9%	18.9%	17.8%
DTC	17.8%	21.1%	22.8%
The variations in net sales percentage by channel between the years ended July 31, 2021 and 2020 were largely driven by the impact of COVID-19 when considering a full fiscal year of pandemic-related impact on our business in contrast to a partial-year impact for the comparative period. In particular, the increase in net sales percentage attributable to our wholesale—distributors channel and the decrease in net sales percentage attributable to our DTC channel for the comparison periods was primarily driven by a prolonged shift in consumer purchasing and consumption patterns away from on-premise sales toward off-premise sales primarily serviced by our wholesale—distributors channel, a decrease in wholesale-California direct to retail due to a higher concentration of on-premise accounts experiencing sales declines of our higher-priced ultra luxury wines and increased purchasing by our distributors in anticipation of strong off-premise demand as well as gradual reductions in COVID-19 related health and safety restrictions at on-premise sale locations in certain markets. We expect that our channel mix will begin to normalize in future periods as consumer purchasing and consumption patterns return to normal following the COVID-19 pandemic.
We experienced only small variations in net sales percentage by channel between Fiscal 2020 and Fiscal 2019. For further discussion of intra-period seasonality, see "Components of our results of operation and key factors affecting our performance - Seasonality".
Net sales percentage by brand
We calculate net sales percentage by brand as net sales for our Duckhorn Vineyards and Decoy winery brands and net sales for our other winery brands, respectively, as a percentage of our total net sales. We monitor net sales percentage by brand as an important measure of the sales mix contributed by our winery brands, Duckhorn Vineyards and Decoy, and our eight other complementary winery brands. We monitor net sales percentage by brand on an annual basis to normalize the impact of seasonal fluctuations in demand and sale cycles across our brands from quarter to quarter that we do not believe are reflective of the overall performance of our brands or our business. See “—Components of results of operation and key factors affecting our performance—Seasonality.”

	Fiscal years ended July 31,
	2021	2020	2019
Duckhorn Vineyards & Decoy	76.3%	73.0%	71.1%
Other winery brands	23.7%	27.0%	28.9%
Net sales percentage by brand attributable to Duckhorn Vineyards and Decoy increased steadily from Fiscal 2019 to Fiscal 2021, primarily as a result of the continued growth in consumer demand for those brands. We expect Duckhorn Vineyards and Decoy to continue to drive the substantial majority of our net sales in future periods.
Net sales growth contribution
Net sales growth is defined as the percentage increase of net sales in the period compared to the prior period. Contribution to net sales growth is calculated based on the portion of changes in net sales for a given period that is driven by two factors: changes in sales volume and changes in sales price and mix. Volume contribution presents the percentage increase in cases sold in the current period compared to the prior period. Price / mix contribution presents net sales growth less volume contribution and reflects that, in addition to changes in sales volume, changes in net sales are primarily attributable to changes in sales price and mix.

	Fiscal years ended July 31,
	2021	2020	2019
Net sales growth	24.4%	12.2%	22.9%
Volume contribution	32.4%	19.9%	11.5%
Price / mix contribution	(8.0)%	(7.7)%	11.4%
For Fiscal 2021 as compared to Fiscal 2020, growth in net sales was mainly attributable to strong volume contribution and partially offset by negative price / mix contribution, demonstrating that increased sales volumes continues to be the primary driver of our net sales growth. The negative price / mix contribution was primarily attributable to increases in sales of our luxury winery brands, which sell at lower average sales prices than our ultra-luxury winery brands, decreases in average selling prices as a result of the COVID-19 pandemic driven shift away from on-premise and DTC sales, both of which have historically accounted for a larger portion of sales of our higher priced ultra-luxury wines and our consistent use of distributor and retail sales discounts and promotions in our wholesale channel to gain market share, which presented downward pressure on price / mix contribution given the increase in net sales from our wholesale channel relative to total net sales during the periods. Price / mix for Fiscal 2019 was favorably impacted by the integration of Kosta Browne due to the average SRP for that brand. We do not expect a price / mix contribution to continue at Fiscal 2019 levels in future periods. We expect price / mix contribution will begin to return toward historical levels as consumption and purchasing habits return to normal following the COVID-19 pandemic, but we expect that volume contribution will continue to be the primary driver of changes in our net sales in future periods.
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
•Distribution expansion and acceleration. Purchasing by distributors and loyal accounts that continue to feature our wines are key drivers of net sales. We plan to continue broadening distribution of the wines in our portfolio as well as to increase the volume of wine sold to existing accounts. We believe our long-standing existing commercial relationships coupled with exceptional portfolio strength position us to capture distribution growth opportunities and accelerate sales to existing distributors and retail accounts in California.
•Continued investment in DTC channel. We expect to continue to invest in our DTC channel, leveraging wine clubs and brand-specific tasting rooms to engage with our consumers, create brand evangelists and drive adoption across our portfolio.
•Opportunistic evaluation of strategic acquisitions. Our strategic and opportunistic approach to evaluating acquisitions has led to the successful acquisition of two winery brands in the past three years: Kosta Browne and Calera. While our growth and success are not contingent upon future acquisitions, we believe our team has the capabilities and track record both to execute and to integrate meaningful acquisitions when opportunities arise to create stockholder value.
The primary market for our wines is the United States, which represented approximately 95% of our net sales for each of Fiscal 2021, 2020 and 2019. Accordingly, our results of operations are primarily dependent on U.S. consumer discretionary spending.
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
•Wholesale channel. Consistent with sales practices in the wine industry, sales to retailers in California and to distributors in other states occur below SRP. We work closely with our distributors to increase the volume of our wines and number of products that are sold by the retail accounts in their respective territories. In California, where we make sales directly to retail accounts, we benefit from greater control over our sales and higher profit margins by selling directly to retailers in the state. Our wholesale channel comprises a greater proportion of our net sales than our DTC channel.
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

Increasing customer engagement is a key driver of our business and results of operations. We continue to invest in our DTC channel and in performance marketing to drive customer engagement. In addition to developing new offerings and cross-selling wines in our portfolio of winery brands, we focus on increasing customer conversion and customer retention. As we continue to invest in enhancing our DTC channel, we expect to continue to increase customer engagement, which we believe will result in greater customer satisfaction and retention.
Seasonality
Our net sales are typically highest in the first half of our fiscal year due to increased consumer demand around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season, which has the effect of lowering average selling prices as a result of the use of distributor and retail sales discounts and promotions in our wholesale channel. See “—Key operating metrics.” In Fiscal 2021, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 25%, 27% and 21%, respectively, of our total net sales for the year. In Fiscal 2020, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 28%, 25% and 20%, respectively, of our total net sales for the year. In Fiscal 2019, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 27%, 26% and 20%, respectively, of our total net sales for the year.
Gross profit
Gross profit is equal to our net sales minus our cost of sales. Cost of sales includes grape and bulk wine purchase costs. For grapes we grow, cost of sales includes amounts incurred to develop and farm the vineyards we own and lease. Cost of sales also includes all winemaking and processing charges, bottling, packaging, warehousing and shipping and handling. Costs associated with storing and maintaining wines that age longer than one year prior to sale continue to be capitalized until the wine is bottled and available for sale.
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
Agribusiness
We have developed a diversified sourcing and production model, supported by our eight wineries and world-class and strategically located Estate vineyards and strong relationships with quality-oriented growers. In addition, our sourcing model includes the purchase of high-quality bulk wine from established suppliers to add a highly flexible element of diversity to our supply model. Generally, over 85% of our total production is sourced from third-party growers and, to a significantly lesser extent, the bulk wine market. Our ability to adjust the composition of a particular vintage among our grape and bulk wine sourcing supply channels allows us to tailor inputs based on varying market or seasonal factors, which we believe enables us to produce the highest possible quality wine while optimizing gross profit.
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
Given the long-term nature of our investment, grape purchasing and bulk wine purchasing decisions, our production planning processes are designed to mitigate the risk of over-supply by sourcing a portion of our production needs in the spot markets to the degree appropriate based on winery brand and vintage. This opportunistic approach to grape purchases also helps reduce our exposure to future grape price volatility.
Other factors impacting the comparability of our results of operations
Impacts of COVID-19
In March 2020, the World Health Organization declared a global pandemic due to the spread of COVID-19, the disease caused by a novel strain of coronavirus. As governmental authorities implemented various measures limiting the activities of businesses and individuals to reduce the spread of COVID-19, wine producers in the United States were generally classified as essential businesses, which enabled us to continue producing and selling our wine. For the safety of our employees and the individuals with whom we work, we adapted our policies and protocols to meet applicable federal, state and local requirements, and we continue to monitor and revise our policies as appropriate.

The comparability of our results of operations for Fiscal 2021, Fiscal 2020, and Fiscal 2019 has been significantly impacted by the effects of the COVID-19 pandemic on our business, industry, customer behavior, key markets where we operate, and as a result of macroeconomic factors. Accordingly, certain period-over-period comparisons have been and may continue to be influenced by disruption due to the COVID-19 pandemic.
At the outset of the COVID-19 pandemic in the third quarter of Fiscal 2020, we experienced a significant decrease in sales of ultra-luxury wines sold through our on-premise wholesale sales channel and a significant increase of sales of ultra-luxury and luxury wines sold at off-premise retailers. Historically, our ultra-luxury winery brands have delivered higher gross profit margins, and generally sell in larger volumes on-premise than our luxury winery brands, which typically see higher sales volumes off-premise. This shift in sales channel mix continued through the majority of Fiscal 2021. As we observe signs of reopening in recovery from the COVID-19 pandemic, we expect on-premise sales to increase from their pandemic lows, which we believe will result in further increased sales of our ultra-luxury winery brands. At the same time, the significant growth in off-premise sales that we are experiencing during the pandemic may be tempered, and the rate of growth may marginally slow at off-premise retailers. Although we have observed strong customer demand throughout Fiscal 2021 as partially influenced by stay-at-home restrictions, and cannot predict the future impact on consumer spending as these restrictions are relaxed, we believe that the diverse offerings of The Duckhorn Portfolio, which include a broad spectrum of price points, mitigates some of the risk to our future operations in periods in which the on- and off-premise relative mix fluctuates.
During the pandemic, our tasting rooms have also experienced lower tasting fee revenue due to reduced capacities or mandatory closure in order to comply with applicable regulations despite sustained operating levels of expenses, primarily comprised of tasting room operating expenses during periods of capacity restrictions or mandatory closure. Conversely, e-commerce sales increased substantially as customers sought to purchase our wines in a manner that reduced human contact. We believe that our tasting rooms will see significant increases in tasting fee revenue as the pandemic wanes, tourism increases and regulations limiting occupancy are eased. At the same time, we believe that customers who used e-commerce platforms to purchase our wines will continue to enjoy the convenience of those platforms to purchase wines from The Duckhorn Portfolio, Inc.
Impact of wildfires
During Fiscal 2020 and the first quarter of Fiscal 2021, several wildfires occurred in Northern California. These fires have adversely affected industry grape supplies, though the full extent is not yet known. Other than smoke exposure to grapes that had not been harvested, our own vineyards did not sustain damage during the fires. However, smoke and fire damage to vineyards in the primary regions and markets where we source fruit rendered some of the available grapes unacceptable for the Company’s production needs. In response, we took steps to obtain alternative sources of supply that we believe substantially mitigates the impact of the fires on our supply. Based on our internal analysis of the impacts of the Fiscal 2020 wildfires, we believe the potential future impact on our operational results to be immaterial. We intend to continue monitoring the ongoing effects on our business for any material changes to that conclusion. Wildfires and smoke damage to grape yields have resulted in disruption and could continue to disrupt the overall grape supply market, introduce changes to our production plan, impact the quantity or release timing of expected case sales in our sales forecast, or result in changes to future gross profit margins as compared to prior periods.
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
Impacts of purchase accounting due to prior acquisitions
We were acquired by TSG in Fiscal 2017, and subsequently completed acquisitions of Calera and Kosta Browne in Fiscal 2018 and Fiscal 2019, respectively. In applying business combination accounting pursuant to

U.S. GAAP authoritative literature in connection with each of these transactions, we recorded acquired assets and liabilities at their fair values. The impacts of these purchase accounting adjustments primarily resulted in reductions to deferred revenue, increases to inventory, increases to long-lived assets and recognition of indefinite-lived intangible assets and definite-lived intangible assets which amortize over their assigned useful lives ranging from 9 to 14 years. See Note 7 (Goodwill and other intangible assets) to our consolidated financial statements for additional information.
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

	Fiscal years ended July 31,
(in thousands)	2021	2020	2019
Purchase accounting adjustment to deferred revenue	$—	$—	$(1,875)
Impact of purchase accounting on net sales	—	—	(1,875)
Purchase accounting adjustments to cost of sales	$1,690	$5,457	$17,896
Impact of purchase accounting on gross profit	(1,690)	(5,457)	(19,771)
Amortization of customer relationships and other intangible assets	7,683	7,683	7,683
Impact of purchase accounting on selling, general and administrative expenses	7,683	7,683	7,683
Impacts of purchase accounting on income before income taxes	$(9,373)	$(13,140)	$(27,454)
Casualty gain
In February 2019, one of our wineries experienced a flood resulting in damages to inventory, machinery and equipment, and site improvements. As a result of the flood, we filed an insurance claim that was settled in December 2020 for $32.5 million. The casualty gain primarily consists of incremental payments we received from our insurer throughout Fiscal 2021, 2020 and 2019 in excess of recognized losses.
Equity-based compensation
Previously, under our 2016 Equity Incentive Plan, certain employees were issued profit interest units (Class M Common Units), which are discussed further in Note 15 (Equity-based compensation) to our consolidated financial statements. Vesting of certain of the outstanding Class M Common Units accelerated upon the occurrence of our IPO. We recognized $8.5 million of additional equity-based compensation expense on the vesting of certain outstanding Class M Common Units which were converted to common shares of The Duckhorn Portfolio, Inc. during the third quarter of Fiscal 2021. In addition, we granted employees, non-employee directors and other service providers restricted stock units and/or options with respect to an aggregate of 1,627,929 shares of our common stock in connection with the consummation of the IPO and an additional 489,067 shares of our common stock were granted in the fourth quarter of Fiscal 2021. Any related equity-based compensation expense was included in cost of sales or selling, general and administrative expenses for the period or capitalized into inventory, as applicable.

Results of operations
The following table sets forth our results of operations for the periods presented and expresses the relationship of each line item shown as a percentage of net sales for the periods indicated. The table below should be read in conjunction with the corresponding discussion and our audited annual consolidated financial statements included elsewhere is this Annual Report on Form 10-K:

	Fiscal years ended July 31,
(in thousands, except percentages)	2021		2020		2019
Net sales	$336,613	100.0%	$270,648	100.0%	$241,207	100.0%
Cost of sales	169,265	50.3	133,766	49.4	128,204	53.2
Gross profit	167,348	49.7	136,882	50.6	113,003	46.8
Selling, general and administrative expenses	89,816	26.7	65,908	24.4	65,741	27.3
Impairment loss (Note 7)	—	—	11,830	4.4	—	—
Casualty gain, net	(6,559)	(1.9)	(4,047)	(1.5)	(8,606)	(3.6)
Income from operations	84,091	25.0	63,191	23.3	55,868	23.2
Interest expense	13,618	4.0	17,924	6.6	20,937	8.7
Other (income) expense, net	(6,505)	(1.9)	2,457	0.9	4,988	2.1
Total other expenses	7,113	2.1	20,381	7.5	25,925	10.7
Income before income taxes	76,978	22.9	42,810	15.8	29,943	12.4
Income tax expense	21,008	6.2	10,432	3.9	7,842	3.3
Net income	55,970	16.6	32,378	12.0	22,101	9.2
Less: Net loss (income) attributable to non-controlling interest	6	—	(1)	—	(4)	—
Net income attributable to The Duckhorn Portfolio, Inc.	$55,976	16.6%	$32,377	12.0%	$22,097	9.2%
Comparison of the fiscal years ended July 31, 2021 and 2020

Net sales
	Fiscal years ended July 31,		Change
(in thousands)	2021	2020	$	%
Net sales	$336,613	$270,648	$65,965	24.4%
Net sales for the fiscal year ended July 31, 2021 increased $66.0 million, or 24.4%, to $336.6 million compared to $270.6 million for the fiscal year ended July 31, 2020. The increase was primarily driven by volume growth, partially offset by negative mix contribution, with our Wholesale to Distributor channel growth outpacing the growth in our California Direct to Retail and DTC channels. There were no material pricing changes for the periods presented.

Cost of sales
	Fiscal years ended July 31,		Change
(in thousands)	2021	2020	$	%
Cost of sales	$169,265	$133,766	$35,499	26.5%
Cost of sales increased by $35.5 million, or 26.5%, to $169.3 million for the fiscal year ended July 31, 2021 compared to $133.8 million for the fiscal year ended July 31, 2020. The increase was directly driven by higher sales volume and decreased impact of step-up cost of wine due to purchase accounting adjustments from prior acquisitions.

Gross profit
	Fiscal years ended July 31,		Change
(in thousands)	2021	2020	$	%
Gross profit	$167,348	$136,882	$30,466	22.3%
Gross profit increased $30.5 million, or 22.3%, to $167.3 million for the fiscal year ended July 31, 2021 compared to $136.9 million for the fiscal year ended July 31, 2020. The change in gross profit was primarily the result of:
•higher sales volume; and
•a reduction in step-up cost of wine sold for the fiscal year ended July 31, 2021 versus the same period prior year, due to lower balances of remaining inventory with associated step-up from purchase accounting in previous periods; partially offset by a change in mix due to increased wholesale sales.
Gross profit margin was 49.7% for the fiscal year ended July 31, 2021 compared to 50.6% for the fiscal year ended July 31, 2020. The decrease depicts the shift in sales mix in favor of luxury wines sold in the Wholesale to Distributor channel in the current periods.

Operating expenses
Selling, general and administrative expense
	Fiscal years ended July 31,		Change
(in thousands)	2021	2020	$	%
Selling expenses	$36,780	$35,085	$1,695	4.8%
Marketing expenses	9,117	6,801	2,316	34.1
General and administrative expenses	43,919	24,022	19,897	82.8
Total selling, general and administrative expenses	$89,816	$65,908	$23,908	36.3%
Selling, general and administrative expenses increased $23.9 million, or 36.3%, to $89.8 million for the fiscal year ended July 31, 2021 compared to $65.9 million for the fiscal year ended July 31, 2020. The increase was largely attributable to higher equity-based compensation in the current period, transaction expenses related to our IPO, lower expenses in the prior year comparative period given the uncertainty surrounding the early impacts of the COVID-19 pandemic, timing of compensation-related accruals, higher marketing spend to support new product innovation in the current period and new and ongoing costs related to being a public company.
General and administrative expenses were higher for the fiscal year ended July 31, 2021, primarily due to equity-based compensation costs of $9.1 million, increased compensation related expenses, and transaction expenses related to the IPO and abandoned transactions of $4.0 million incurred in Fiscal 2021. See Note 15 (Equity-based compensation) to our consolidated financial statements for further information. Selling expenses increased in Fiscal 2021 versus Fiscal 2020 predominately due to compensation costs including equity-based compensation partially offset by the impacts of reduced business travel and the related costs of in-person sales activities that have been constrained due to COVID-19 restrictions in key markets where we operate. We typically expect selling expenses to trend in line with our sales growth (or slightly lag sales growth rates in periods we benefit from scale efficiencies) as the activities are intended to generate revenues. Marketing expenses increased by $2.3 million for the fiscal year ended July 31, 2021 versus the comparative periods due to increased marketing and promotional events including new product innovation, in addition to increases in equity-based and other compensation costs further increased spend in the current period.

Impairment loss
	Fiscal years ended July 31,		Change
(in thousands)	2021	2020	$	%
Impairment loss	$—	$11,830	$(11,830)	(100.0)%
In Fiscal 2020 we recorded an impairment charge for certain trade names in the amount of $11.8 million. The impairment was driven by reductions to our sales forecasts for certain of our ultra-luxury winery brands experiencing sales channel and consumer spending disruption due to the COVID-19 pandemic, as well as changes in discount rates. See Note 7 (Goodwill and other intangible assets) to our consolidated annual financial statements for additional information.

Casualty gain, net
	Fiscal years ended July 31,		Change
(in thousands)	2021	2020	$	%
Casualty gain, net	$(6,559)	$(4,047)	$(2,512)	62.1%
Casualty gain, net increased by $2.5 million, or 62.1%, to $6.6 million for the fiscal year ended July 31, 2021 compared to $4.0 million for the fiscal year ended July 31, 2020. The increase was primarily due to the receipt of insurance proceeds of $8.6 million in excess of recognized losses in the current year versus $4.1 million of insurance proceeds, net of losses incurred received in the prior year. The primary driver of the insurance proceeds related to flood damages, which originally occurred in Fiscal 2019, the proceeds from which we received over both Fiscal 2020 and 2021. Additionally, we received insurance proceeds related to the losses incurred from the impacts of wildfires, which resulted in fruit damage in Fiscal 2021. See Note 17 (Casualty gain) to our consolidated financial statements for further information.

Other expenses
	Fiscal years ended July 31,		Change
(in thousands)	2021	2020	$	%
Interest expense	$13,618	$17,924	$(4,306)	(24.0)%
Other (income) expense, net	(6,505)	2,457	(8,962)	(364.8)
Total other expenses, net	$7,113	$20,381	$(13,268)	(65.1)%
Other expenses, net decreased by $13.3 million, or 65.1%, to $7.1 million for the fiscal year ended July 31, 2021 compared to $20.4 million for the fiscal year ended July 31, 2020. The change in our other expenses was primarily driven by downward pressure on LIBOR, which reduced the liability balance on our interest rate swap, resulting in a gain for the fiscal year ended July 31, 2021 as compared to losses in the same periods in the prior year. In addition, our interest expense was also reduced year over year driven by lower debt balances outstanding for the period, in conjunction with lower average interest rates on our variable debt. See “—Liquidity and capital resources” for discussion of our Credit Facility.

Income tax expense
	Fiscal years ended July 31,		Change
(in thousands)	2021	2020	$	%
Income tax expense	$21,008	$10,432	$10,576	101.4%
Income tax expense increased $10.6 million, or 101.4%, to $21.0 million the fiscal year ended July 31, 2021 compared to $10.4 million for the fiscal year ended July 31, 2020. The change in our income tax expense was primarily due to non-deductible stock based compensation.
Comparison of the fiscal years ended July 31, 2020 and 2019

Net sales
	Fiscal years ended July 31,		Change
(in thousands)	2020	2019	$	%
Net sales	$270,648	$241,207	$29,441	12.2%
Net sales for the fiscal year ended July 31, 2020 increased $29.4 million, or 12.2%, to $270.6 million compared to $241.2 million for the fiscal year ended July 31, 2019. This increase was fueled by growth in our wholesale channel and strong sell-through depletion of distributor and retailer inventory during the year. Wholesale sales accounted for a proportionally greater portion of the growth in the back half of the fiscal year ended July 31, 2020 as compared to the fiscal year ended July 31, 2019 given the impact of the pandemic, driving higher sales that were partially offset by higher discounts as compared to the prior year and resulting in a lower average net sales price per case sold.

Cost of sales
	Fiscal years ended July 31,		Change
(in thousands)	2020	2019	$	%
Cost of sales	$133,766	$128,204	$5,562	4.3%
Cost of sales increased by $5.6 million, or 4.3%, from the fiscal year ended July 31, 2019 to the fiscal year ended July 31, 2020, primarily due to an increase in cost of wine sold of $13.4 million given higher sales volume for the year, increased delivery and warehousing costs of $1.7 million due to increased sales, and a $2.9 million increase in cost of bulk wine sold, partially offset by a $12.4 million decrease in step-up cost of wine sold as compared to prior year due to the lessening impact of purchase accounting adjustments in connection with the Kosta Browne acquisition.

Gross profit
	Fiscal years ended July 31,		Change
(in thousands)	2020	2019	$	%
Gross profit	$136,882	$113,003	$23,879	21.1%
Gross profit increased $23.9 million, or 21.1%, from the fiscal year ended July 31, 2019 to the fiscal year ended July 31, 2020 due to higher sales and lower impacts in Fiscal 2020 from step-up on inventory from purchase accounting. Gross profit margin improved from 46.8% in the fiscal year ended July 31, 2019 to 50.6% in the fiscal year ended July 31, 2020.

Operating expenses
Selling, general and administrative expenses
	Fiscal years ended July 31,		Change
(in thousands)	2020	2019	$	%
Selling expenses	$35,085	$31,322	$3,763	12.0%
Marketing expenses	6,801	6,661	140	2.1
General and administrative expenses	24,022	27,758	(3,736)	(13.5)
Total selling, general and administrative expenses	$65,908	$65,741	$167	0.3%
Total selling, general and administrative expenses increased by $0.2 million from the fiscal year ended July 31, 2019 to the fiscal year ended July 31, 2020. Within selling, general and administrative expenses, we experienced an increase in our selling expenses of $3.8 million, primarily driven by an increase in salaries and related expenses. The increased expense resulted in part from increased headcount to support increased sales volumes, as well as an increase in direct selling activities to generate sales growth. This was offset by a decrease in our general and administrative expenses predominantly due to transaction costs surrounding the Kosta Browne acquisition of $3.9 million recorded in Fiscal 2019, compared to $0.2 million in Fiscal 2020.

Impairment loss
	Fiscal years ended July 31,		Change
(in thousands)	2020	2019	$	%
Impairment loss	$11,830	$—	$11,830	100.0%
In Fiscal 2020 we recorded an impairment charge for certain trade names in the amount of $11.8 million. The impairment was driven by reductions to our sales forecasts for certain of our ultra-luxury winery brands experiencing sales channel and consumer spending disruption due to the COVID-19 pandemic, as well as changes in discount rates. See Note 7 (Goodwill and other intangible assets) to our consolidated annual financial statements for additional information.

Casualty gain, net
	Fiscal years ended July 31,		Change
(in thousands)	2020	2019	$	%
Casualty gain, net	$(4,047)	$(8,606)	$4,559	(53.0)%
The casualty gain in both the fiscal year ended July 31, 2019 and the fiscal year ended July 31, 2020, related to a flood at one of our wineries, decreased by $4.6 million, or 53.0%, from the fiscal year ended July 31, 2019 to the fiscal year ended July 31, 2020. The casualty gain represents insurance proceeds we received in amounts that exceeded our recorded losses for each period presented.

Other expenses
	Fiscal years ended July 31,		Change
(in thousands)	2020	2019	$	%
Interest expense	$17,924	$20,937	$(3,013)	(14.4)%
Other expense, net	2,457	4,988	(2,531)	(50.7)
Total other expenses, net	$20,381	$25,925	$(5,544)	(21.4)%
Total other expenses decreased by $5.5 million, or 21.4%, from the fiscal year ended July 31, 2019 to the fiscal year ended July 31, 2020. Interest expense decreased by $3.0 million or 14.4% for the fiscal year ended July 31, 2020 compared to the fiscal year ended July 31, 2019 primarily due to an overall decrease in the LIBOR-based interest rate on our Credit Facility as well as a net reduction of our outstanding debt balances during the year. Other expense, net decreased by $2.5 million, or 50.7%, from the fiscal year ended July 31, 2019 to the fiscal year ended July 31, 2020 due to unrealized gains in the interest rate swap balance we use to hedge our exposure to floating interest rates on our Credit Facility.

Income tax expense
	Fiscal years ended July 31,		Change
(in thousands)	2020	2019	$	%
Income tax expense	$10,432	$7,842	$2,590	33.0%
Income tax expense increased $2.6 million, or 33.0%, from the fiscal year ended July 31, 2019 to the fiscal year ended July 31, 2020, directly related to an increase in our taxable income, offset by a slight decrease in our effective tax rate from 26.1% in Fiscal 2019 to 24.4% in Fiscal 2020. Income tax expense of $10.4 million for the year ended July 31, 2020 (an effective tax rate of 24.4%) differs from the expected tax expense (computed by applying the current U.S. Federal corporate tax rate of 21% to earnings before taxes) primarily due to state income taxes and non-deductible equity-based compensation costs.
Income tax expense of $7.8 million for the fiscal year ended July 31, 2019 (an effective tax rate of 26.1%) differs from the expected tax expense (computed by applying the current U.S. federal corporate tax rate of 21% to earnings before taxes) primarily due to state income taxes as well as non-deductible expenses related to transaction costs incurred for the Kosta Browne acquisition and equity-based compensation. The Kosta Browne acquisition transaction costs accounted for 193 basis points of our effective tax rate in Fiscal 2019.
Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of July 31, 2021, we held $4.2 million in cash and had $301.0 million available in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility.
In response to the COVID-19 pandemic, we evaluated risks related to our inventory and liquidity management, which we determined to be sufficiently mitigated, subject to reassessment in the future in response to pandemic-related impacts as they occur. The full impact of COVID-19 on our future operations remains uncertain and will be determined by the length and severity of pandemic-related disruption. Consequently, unforeseen future events could negatively impact our operations, results of operations, cash flows and liquidity.
Due to the seasonal nature of our operations, our cash needs are generally greatest during harvest, a period which can span from August to November based on agricultural conditions and other factors outside our control. We believe that our expected operating cash flows, cash on hand and borrowing capacity on our revolving line of credit, will be adequate to meet our cash needs for the next 12 months. However, changes in our business growth plan, planned capital expenditures or responses to the impacts of the global pandemic or to an ever-changing and highly competitive industry landscape may result in changes to our cash requirements.
Beyond the next 12 months, we expect cash flows generated from operations, in addition to our Credit Facility will be our primary sources of liquidity. Based on our current operating performance, we believe these sources will be adequate to meet the cash requirements necessary to meet our future business growth plans and contractual obligations. Our liquidity needs generally include expected working capital requirements, planned capital expenditures, operating lease payments, estimated tax liabilities and principal and interest payments contractually due pursuant to the terms of our Credit Facility. We have approximately $11.3 million in scheduled principal payments plus accrued interest due over the next 12 months and approximately $239.2 million of principal payments plus accrued interest due thereafter until our Credit Facility matures. See Note 9 (Debt) to our Consolidated Financial Statements, where our Credit Facility is described in greater detail. Our future minimum operating lease payments due within the next 12 months total approximately $4.1 million with $20.1 million due in the following years. See Note 14 (Commitments and contingencies) to our Consolidated Financial Statements for further information on our operating leases and other commitments.
We expect to be able to satisfy our liquidity needs for the next 12 months and beyond using cash generated from operations. If our cash needs change in the future, we may seek alternative or incremental funding sources to respond to changes in our business. To the extent required, we may seek to fund additional liquidity through debt or equity financing, although we can provide no assurance that such forms of capital will be available when needed, if at all, or available on terms that are acceptable.
Cash flows
The following table presents the major components of net cash flows.

	Fiscal years ended July 31,
(in thousands)	2021	2020	2019
Cash flows provided by (used in):
Operating activities	$64,272	$55,179	$42,466
Investing activities	(13,567)	(13,535)	(221,412)
Financing activities	(52,713)	(39,157)	129,547
Net (decrease) increase in cash	$(2,008)	$2,487	$(49,399)
Operating activities
Our cash flows from operating activities consist primarily of net income adjusted for certain non-cash transactions, including depreciation and amortization, amortization of debt issuance costs, changes in the fair values of derivatives, equity-based compensation, impairment losses and deferred income taxes. Operating cash flows also reflect the periodic changes in working capital, primarily inventory, accounts receivable, prepaid expenses, accounts payable and accrued expenses.
Fiscal 2021 compared to Fiscal 2020. For Fiscal 2021, net cash provided by operating activities was $64.3 million, compared to $55.2 million for Fiscal 2020, an increase of $9.1 million. The increase in cash provided by operating activities was driven primarily by the following factors:
•Operating cash flows increased due to an increase in net income of $18.5 million after adjusting for non-cash items;

•Increased prepaid insurance premiums on new and existing policies, increased prepaid rent on new storage facilities, and an increase in bottled wine to support higher demand resulted in a decrease to operating cash flow of $17.8 million;
•Our wholesale sales channel, generally subject to credit terms, saw an increase in net sales, which drove a corresponding increase in accounts receivable and resulted in a $2.8 million decrease in operating cash flow;
•Changes in accounts payable and accrued expenses increased operating cash flows $7.9 million due primarily to timing of invoice payments;
•Increases in accrued compensation of $5.9 million based on the timing of certain bonus payments and other compensation resulted in an increase in operating cash flow; and
•The timing related to list member sales as compared to previous periods decreased deferred revenues and operating cash flows by $1.3 million.
Fiscal 2020 compared to Fiscal 2019. For Fiscal 2020, net cash provided by operating activities was $55.2 million, compared to $42.5 million in Fiscal 2019, an increase of $12.7 million. The increase in cash provided by operating activities was driven by the following factors:
•Operating cash flow increased due to an increase in net income of $15.6 million after adjusting for non- cash items;
•Relative to an overall increase in net sales, the increase in the wholesale sales channel, generally subject to credit terms, was greater than the increase in the DTC channel. This change in sales mix resulted in a corresponding increase in accounts receivable, which contributed to a reduction in operating cash flows of $6.7 million;
•Changes in accounts payable, accrued expenses and inventory increased operating cash flows $3.6 million due to timing of invoices related to grape grower, bulk wine supply management, and other costs related to harvest and inventory production movements;
•Additionally, operating cash flows increased $4.5 million due to increases in accrued compensation based on the timing of certain bonus payments and other compensation; and
•Operating cash flow decreased $3.5 million due to changes in deferred revenues resulting from a Fiscal 2019 increase in deferred revenues related to list member sales.
Investing activities
Fiscal 2021 compared to Fiscal 2020. For Fiscal 2021, net cash used in investing activities was $13.6 million, compared to $13.5 million for Fiscal 2020, an increase of $0.1 million. Capital expenditures were $13.7 million for Fiscal 2021 and $13.6 million for Fiscal 2020. From time to time we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions to support our growth. Any such transactions may require us to make additional investments and capital expenditures in the future.
Fiscal 2020 compared to Fiscal 2019. For Fiscal 2020, net cash used in investing activities was $13.5 million, compared to $221.4 million in Fiscal 2019, a decrease of $207.9 million. The decrease in cash used in investing activities primarily relates to the Fiscal 2019 business acquisition of Kosta Browne for $203.1 million. Additional decreases in Fiscal 2020 relate to a decrease in purchases of property and equipment.
Financing activities
Fiscal 2021 compared to Fiscal 2020. For Fiscal 2021, net cash used in financing activities was $52.7 million as compared to $39.2 million, for Fiscal 2020, an increase of $13.5 million. The increase in cash used in financing activities was primarily the result of no cash borrowings on our term debt in Fiscal 2021 compared to cash borrowings on $13.1 million in the same period of prior year.
Our IPO in Fiscal 2021 resulted in several largely offsetting financing activities. In February, prior to the IPO, we paid a dividend of $100.0 million to our owner, funded with borrowings from our revolving line of credit. At the completion of our IPO, we received proceeds of $187.5 million (net of underwriting discounts and commissions of

$12.5 million), partially offset by payments of deferred offering costs of $6.7 million. IPO net proceeds of $180.0 million were used to pay down our line of credit, including the $100.0 million drawn to fund the dividend.
Fiscal 2020 compared to Fiscal 2019. For Fiscal 2020, net cash used in financing activities was $39.2 million, compared to net cash provided by financing activities of $129.5 million in Fiscal 2019, an increase of $168.7 million. The increase in cash used in financing activities was primarily related to a decrease in capital contributions from our parent of $111.0 million received to partially fund the Kosta Browne acquisition in Fiscal 2019 and a reduction in utilization of our Credit Facility in 2020 for operational needs.
Capital resources
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
As of July 31, 2021, outstanding principal balances on the debt instruments were $124.0 million for the revolving line of credit, $8.9 million for the capital expenditure loan, $103.4 million for the term loan (tranche one) and $14.2 million for term loan (tranche two). See Note 9 (Debt) to our consolidated annual financial statements for additional information.
The First Lien Loan Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of July 31, 2021, we were not in violation of any covenants.
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
Capital expenditure loan
The capital expenditure loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. As of July 31, 2021, the $25.0 million limit was fully drawn. This instrument has an interest rate of LIBOR plus 190 basis points.
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

Off-balance sheet arrangements
As of July 31, 2021, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
While all significant accounting policies are more fully described in Note 2 (Basis of presentation and significant accounting policies) to our consolidated financial statements, we believe that the following accounting policies and estimates are critical to our business operations and understanding of our financial results.
Revenue recognition
We recognize revenue from the sale of wine to customers when that performance obligation is fulfilled and control transfers to the customer, either at the point of shipment or delivery as dictated by the shipping terms. Payment terms vary by location and customer, however, the duration between when revenue is recognized and when payment is due is less than one year, indicating we do not have any significant financing components to recognize. We have elected to treat shipping and handling costs that we bill our customers as fulfillment activities rather than as separate performance obligations.
Deferred revenue results from cash payments received from customers where all of the criteria for revenue recognition have not yet been met. Such transactions are primarily related to cash collected during DTC club sales or list member offering periods throughout the year, as the period that elapses from a customer’s payment for their allocated purchase to the shipment date may cross reporting periods. Deferred revenue is reported separately on the Consolidated Statements of Financial Position until all revenue recognition criteria have been met (generally when the goods are shipped), at which time revenue is recognized.
Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability in revenue is resolved. Revenue is recorded net of excise taxes, and net of consideration given to customers through various customer incentive programs, including depletion-based incentives paid to distributors, volume discounts and pricing discounts on single transactions. The consideration to customers is deemed variable consideration under ASC 606, and is estimated and recognized as a reduction of the transaction price at the time of revenue recognition for the related sale.
Income taxes
Income taxes are recognized using enacted tax rates and are accounted for based on the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable statutory tax rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other significant temporary differences that impact the Company’s deferred taxes primarily relate to the tax basis of assets that were acquired in business combinations that remain at historical bases although the assets were recorded at fair value for financial reporting purposes. The differences primarily relate to inventory, property and equipment and intangible assets. Other temporary differences include differing depreciation and inventory costing methods. Goodwill associated with a prior period acquisition of the Company created a permanent difference. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.
Equity-based compensation
Certain of our employees have received grants of equity awards. Pursuant to U.S. GAAP authoritative literature, we estimate the fair value of these awards at the grant date using an option pricing model in accordance with relevant authoritative literature. The inputs to the option pricing model are highly subjective and require us to apply judgment in determining expected term, volatility, risk-free rates, dividends and adjustments for lack of marketability based on the characteristics of the awards. The assumptions used in calculating the fair value of equity awards represent Management’s best estimates, but these estimates involve inherent uncertainties. Some of the factors we considered in selecting fair value assumptions were based on observable market or other external data, internal analysis and limited Company-specific market data. Changes in these inputs and assumptions may materially affect the measure of estimated fair value of our equity-based compensation. See Note 15 (Equity-based compensation) for further information.
Compensation cost is recognized over the requisite service period (generally the vesting period), net of actual forfeitures, and the awards are equity classified in the consolidated statements of financial position. For awards with performance-based conditions impacting the timing or number of awards vesting, compensation cost is recognized when a performance condition is probable of being met. If a performance condition is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.
Goodwill and intangible assets
We recognize goodwill in accounting for business combinations based on the amount by which the total consideration transferred, plus the fair value of any non-controlling interest, exceeds the fair value of identifiable assets acquired and liabilities assumed. Identifiable intangible assets other than goodwill are primarily comprised of indefinite-lived trade names and customer relationships which amortize on a straight-line basis over an assigned useful life based on management’s estimate of the period the asset is expected to contribute to future cash flows.
We assess our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if factors indicate impairment may exist. Our quantitative goodwill impairment test consists of comparing the reporting unit carrying value to its fair value, which is estimated as the amount for which it could be sold in a current transaction between willing parties. If the carrying value exceeds fair value, an impairment charge is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. While we are permitted to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we relied on quantitative tests for our Fiscal 2021 and Fiscal 2020 periods. We determine fair value estimated based on quantitative fair value methods, generally a combination of discounted cash flow and comparative market valuation approaches. Based on our quantitative test results, the Company determined that the reporting unit fair value substantially exceeded its carrying value in each testing period, and the reporting unit was therefore not at risk of failing the quantitative impairment tests in either fiscal year.
Our trade name intangible asset impairment testing consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. In estimating the fair value of our trade names, we consider market, cost and income approaches, primarily relying on the Relief-from-Royalty (“RFR”) method, a form of income approach, as the most appropriate for analyzing the trade names. The RFR method estimates the cost we avoid by owning rather than licensing the trade names and includes an estimate of the royalty income that would be negotiated in an arm’s-length transaction if the subject intangible assets were licensed from a third party. The primary variables we apply in the RFR method are estimation of future revenues, selection of appropriate royalty rates and selection of discount rates to calculate present value. We consider the following in determining the significant assumptions used in evaluating the fair value of trade names:
•Net sales growth—our estimates include judgments and assumptions regarding future net sales growth rates based on internally-developed forecasts as well as terminal growth rates in order to quantify the net sales we expect to be attributable to the trade names;
•Royalty rates—selected royalty rates are based on industry benchmarking and market data for companies with similar trade names and activities, giving consideration to the historical and projected profitability of operations and trade name market strength; and
•Discount rates—royalty savings are discounted to their present value equivalent using an appropriate discount rate, adjusted for risk premiums appropriate for the trade names and the Company’s risk profile.
Our use of assumptions requires us to apply judgment in selecting appropriate inputs for trade name valuation, and these assumptions are subject to change over time.
We also evaluate the remaining useful lives of our trade name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. See Note 7 (Goodwill and other intangible assets) to our audited consolidated financial statements.
We assess the impairment of definite-lived intangible assets whenever events or changing circumstances indicate that the carrying amount may not be recoverable or that the remaining useful life may no longer be supportable.
Inventories
Inventory primarily includes bulk and bottled wine and is carried at the lower of cost (calculated using the first-in-first-out method) or net realizable value. The cost basis for inventory includes the costs related to winemaking. Consistent with industry practices, the Company classifies inventory as a current asset, although a substantial portion of inventory may be aged for periods longer than one year prior to being sold due to the specific aging requirements for a given wine varietal and vintage. The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. See Note 2 (Basis of presentation and significant accounting policies) for additional description of our inventory.
Recent accounting pronouncements
See Note 2 (Basis of presentation and significant accounting policies) to our consolidated financial statements included in Part II, Item 8 of this report for additional information regarding recent accounting pronouncements.
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

Item 7A. Quantitative and qualitative disclosures about market risk
Our ongoing business operations cause us to be exposed to certain market risks, including fluctuations in interest rates, commodity prices and other costs related to production inputs, foreign currencies and inflation.
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities which bear interest at variable rates based upon LIBOR plus applicable margins or predetermined alternative rates, as applicable, pursuant to the terms of our Credit Facility. As of July 31, 2021, our outstanding borrowings at variable interest rates totaled $247.3 million. An increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.5 million increase in interest expense on an annualized basis and could have a material effect on our results of operation or financial condition in the future. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in March 2020. See Note 10 (Derivative instruments) to our Consolidated Financial Statements for further information on the interest rate swap.
Inflation
We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to track the impact of inflation in an attempt to minimize its effects through pricing strategies and cost reductions. If, however, our operations are impacted by significant inflationary pressures, we may not be able to fully offset such impacts through price increases on our products, supply negotiations or production improvements. A higher than anticipated rate of inflation in the future could harm our operations and financial condition.
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The maximum term for the Company's outstanding foreign exchange forward contracts was two months as of July 31, 2021, see Note 10 (Derivative instruments) to our Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of July 31, 2021.
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
Other raw materials we source include glass, corks and wine additives. We currently source these materials from multiple vendors. We have and will continue to negotiate prices with these suppliers on an annual basis, conducting a competitive bidding process for all raw materials to leverage our volume in lowering the input costs of production. We do not engage in forward, future or other derivative hedging activities to attempt to manage future price volatility of raw materials or other production-related inputs. As a result, some of these prices change over time, and future changes to commodity prices, raw materials, or other significant inputs in our wine production could have a material impact on our future results of operations.

Item 8. Financial statements and supplementary data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Duckhorn Portfolio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of The Duckhorn Portfolio, Inc. and its subsidiaries (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended July 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
October 4, 2021

We have served as the Company’s auditor since 2018.

The Duckhorn Portfolio, Inc. Consolidated Statements of Financial Position

	July 31,
(in thousands, except share and per share amounts)	2021	2020
ASSETS
Current assets
Cash	$4,244	$6,252
Accounts receivable trade, net	33,253	26,464
Inventories	267,737	245,311
Prepaid expenses and other current assets	9,167	2,686
Total current assets	314,401	280,713
Long-term assets
Property and equipment, net	240,939	242,751
Intangible assets, net	200,547	208,230
Goodwill	425,209	425,209
Other long-term assets	2,021	1,688
Total other long-term assets	868,716	877,878
Total assets	$1,183,117	$1,158,591

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,556	$3,733
Accrued expenses	21,557	15,511
Accrued compensation	16,845	8,674
Deferred revenue	3,102	4,148
Derivative instrument	—	5,376
Current maturities of long-term debt	11,324	13,430
Other current liabilities	397	935
Total current liabilities	56,781	51,807
Long-term liabilities
Revolving line of credit, net	121,348	239,674
Long-term debt, net of current maturities and debt issuance costs	114,625	125,844
Deferred income taxes	86,667	84,638
Other long-term liabilities	1,458	2,024
Total long-term liabilities	324,098	452,180
Total liabilities	380,879	503,987
Commitments and contingencies (Note 14)
Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 115,046,793 issued and outstanding at July 31, 2021 and 200,000,000 shares authorized, 101,713,460 issued and outstanding at July 31, 2020	1,150	1,017
Additional paid-in capital	726,903	535,372
Retained earnings	73,634	117,658
Total The Duckhorn Portfolio, Inc. equity	801,687	654,047
Non-controlling interest	551	557
Total equity	802,238	654,604
Total liabilities and equity	$1,183,117	$1,158,591
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Operations

	Fiscal years ended July 31,
(in thousands, except share amounts)	2021	2020	2019
Net sales (net of excise taxes of $4,855, $3,220 and $2,564 respectively)	$336,613	$270,648	$241,207
Cost of sales	169,265	133,766	128,204
Gross profit	167,348	136,882	113,003

Selling, general and administrative expenses	89,816	65,908	65,741
Impairment loss (Note 7)	—	11,830	—
Casualty gain, net (Note 17)	(6,559)	(4,047)	(8,606)
Income from operations	84,091	63,191	55,868

Interest expense	13,618	17,924	20,937
Other (income) expense, net	(6,505)	2,457	4,988
Total other expenses	7,113	20,381	25,925
Income before income taxes	76,978	42,810	29,943
Income tax expense	21,008	10,432	7,842
Net income	55,970	32,378	22,101
Less: Net loss (income) attributable to non-controlling interest	6	(1)	(4)
Net income attributable to The Duckhorn Portfolio, Inc.	$55,976	$32,377	$22,097

Net income per share of common stock:
Basic	$0.52	$0.32	$0.22
Diluted	$0.52	$0.32	$0.22

Weighted average shares of common stock outstanding:
Basic	106,681,496	101,713,460	101,713,460
Diluted	106,934,853	101,713,460	101,713,460
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Changes in Equity

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. equity	Non-controlling interest	Total equity
	Shares	Amount
Balances at July 31, 2018	101,713,460	$1,017	$422,147	$63,189	$486,353	$—	$486,353
Net income	—	—	—	22,097	22,097	4	22,101
Equity-based compensation (Note 15)	—	—	1,126	—	1,126	—	1,126
Non-controlling interest (Note 4)	—	—	—	—	—	552	552
Contribution of capital (Note 4)	—	—	111,000	—	111,000	—	111,000
Balances at July 31, 2019	101,713,460	$1,017	$534,273	$85,286	$620,576	$556	$621,132
Net income	—	—	—	32,377	32,377	1	32,378
Equity-based compensation (Note 15)	—	—	1,154	—	1,154	—	1,154
Other	—	—	(55)	(5)	(60)	—	(60)
Balances at July 31, 2020	101,713,460	$1,017	$535,372	$117,658	$654,047	$557	$654,604
Net income (loss)	—	—	—	55,976	55,976	(6)	55,970
Dividend to parent	—	—	—	(100,000)	(100,000)	—	(100,000)
Initial public offering, net of issuance costs	13,333,333	133	180,709	—	180,842	—	180,842
Equity-based compensation (Note 15)	—	—	10,822	—	10,822	—	10,822
Balances at July 31, 2021	115,046,793	$1,150	$726,903	$73,634	$801,687	$551	$802,238

The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Cash Flows

	Fiscal years ended July 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$55,970	$32,378	$22,101
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	2,029	(5,001)	(5,165)
Depreciation and amortization	21,343	22,755	25,070
Loss on disposal of assets	7	187	1,859
Change in fair value of derivatives	(5,848)	2,340	4,902
Amortization of debt issuance costs	1,623	2,121	2,131
Loss on debt extinguishment (Note 9)	272	—	163
Impairment loss	—	11,830	—
Equity-based compensation	10,822	1,154	1,126
Change in operating assets and liabilities, net of effects of acquisition (Note 4):
Accounts receivable trade, net	(6,789)	(3,997)	2,696
Inventories	(22,426)	(10,658)	(12,785)
Prepaid expenses and other current assets	(6,593)	(573)	428
Other long-term assets	(333)	(29)	(597)
Accounts payable	(45)	1,365	(2,861)
Accrued expenses	7,627	(1,733)	1,034
Accrued compensation	8,171	2,295	(2,193)
Deferred revenue	(1,045)	285	3,824
Other current and long-term liabilities	(513)	460	733
Net cash provided by operating activities	64,272	55,179	42,466

Cash flows from investing activities
Purchases of property and equipment	(13,689)	(13,624)	(18,395)
Business acquisition, net of cash acquired (Note 4)	—	—	(203,074)
Proceeds from sales of property and equipment	122	89	57
Net cash used in investing activities	(13,567)	(13,535)	(221,412)

Cash flows from financing activities
Dividend to parent	(100,000)	—	—
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriters' discounts and commissions	187,500	—	—
Payments of deferred offering costs	(6,658)	—	—
Capital contribution from parent	—	—	111,000
Payments under revolving line of credit	(263,000)	(99,000)	(69,600)
Borrowings under revolving line of credit	143,500	59,500	78,100
Extinguishment of long-term debt	(38,131)	—	(50,000)
Issuance of long-term debt	38,131	13,100	73,100
Payments of long-term debt	(13,787)	(12,741)	(10,569)
Repayment of capital leases	(8)	(16)	(429)
Debt issuance costs	(260)	—	(2,055)
Net cash (used in) provided by financing activities	(52,713)	(39,157)	129,547
Net (decrease) increase in cash	(2,008)	2,487	(49,399)
Cash - Beginning of year	6,252	3,765	53,164
Cash - End of year	$4,244	$6,252	$3,765

Supplemental cash-flow information
Cash paid during the year for:
Interest, net of amount capitalized	$12,620	$15,594	$19,269
Income taxes	$22,743	$15,604	$11,691
Non cash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$1,369	$3,081	$2,534
Capital lease additions	$—	$—	$452

The Duckhorn Portfolio, Inc.
Notes to Consolidated Financial Statements

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
Unless the context indicates otherwise, references to the “Company” or “Management” refer to The Duckhorn Portfolio, Inc. and its subsidiaries, which include Mallard Buyer Corp., Heritage Wine, LLC, Duckhorn Wine Company, Inc., Canvasback Wine LLC, Waterfowl Wine LLC, Heritage Vineyard LLC, KB Wines Corporation, Selway Wine Company and Domaine M.B., LLC, which wholly owns Chenoweth Graham LLC, an entity holding a majority interest in Bootlegger’s Hill, LLC (“Bootlegger’s”).
On February 23, 2021, the Company changed its legal name from Mallard Intermediate Inc. to The Duckhorn Portfolio, Inc. This legal name change did not result in any other changes to the Company's subsidiaries, structure or operations.
The Company’s revenue is comprised of wholesale and DTC sales. Wholesale revenue is generated through sales directly to California retailers and restaurants, sales to distributors and agents located in other states throughout the U.S. and sales to export distributors that sell internationally. DTC revenue results from individual consumers purchasing wine directly from the Company through club membership, the Company’s website or tasting rooms located in Napa Valley, California; Anderson Valley, California; Sebastopol, California; Hollister, California; and Walla Walla, Washington.
The Company owns or controls through long-term leases certain high-quality vineyards throughout Northern and Central California and Washington. Vinification takes place at wineries owned, leased or under contract with third parties predominately located in Napa Valley, California; Anderson Valley, California; Hopland, California; Hollister, California; Sebastopol, California; and Walla Walla, Washington.
Fiscal year
The Company's fiscal year ends on July 31.
Initial public offering
In March 2021, the Company completed its IPO of common stock, in which it sold 13.3 million shares. The shares began trading on the NYSE on March 18, 2021. The shares were sold at an IPO price of $15.00 per share, resulting in net proceeds to the Company of approximately $180.8 million, after deducting underwriting discounts and commissions of $12.5 million and deferred offering costs of approximately $6.7 million.
Concurrently with the pricing of the IPO, the Company's Board of Directors approved the conversion of 42,579,137 Class M Units previously issued under the 2016 Equity Incentive Plan to shares of common stock previously owned by the Company's parent company, Mallard Holdco, Inc. See Note 15 (Equity-based compensation) for further discussion on the Company's equity incentive plans and the related financial statement impacts.
2.    Basis of presentation and significant accounting policies
Basis of presentation
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP and regulation of the SEC.
Principles of consolidation
The consolidated financial statements include the accounts of The Duckhorn Portfolio, Inc. and its subsidiaries, including a consolidated VIE of which the Company has determined it is the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation.

Functional currency
The Company and all subsidiary legal entities are domiciled in the U.S. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.
Accounting estimates
The preparation of consolidated financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the following: useful lives and recoverability of long-lived assets, inventory obsolescence and reserves, capitalized indirect inventory costs, allowance for doubtful accounts receivable, calculation of accrued liabilities, customer incentive reserves, uncertain tax positions, contingent liabilities, fair value of assets and liabilities acquired in connection with business combinations, equity-based compensation and deferred revenues. Actual results could differ from those estimates.
Operating segment
The Company has one operating segment and one reportable segment. The Company's Chief Operating Decision Maker reviews operating performance and makes decisions to allocate resources at the consolidated company level.
Revenue
The Company’s net sales reflect the sale of wine domestically in the U.S. to wholesale distributors, wholesale accounts or DTC, as well as sales of wine to export distributors that sell internationally.
The Company recognizes revenue when control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling as a fulfillment activity, with amounts billed to customers for shipping and handling included in net sales. The Company has elected to record excise taxes as a reduction to revenue, which are recognized in the Consolidated Statements of Operations when the related product sale is recognized.
The transaction price includes reductions attributable to consideration given to customers through various incentive programs, including depletion-based incentives paid to distributors, volume discounts and pricing discounts on single transactions. This variable consideration is recognized as a reduction to the transaction price based on the expected amounts at the time revenue for the corresponding product is recognized. The determination of the reduction of the transaction price for variable consideration requires certain estimates and judgements that affect the amounts of revenue recognized and if a change to an estimate occurs in a future period, it is recorded as identified. The Company estimates this variable consideration using the expected value method by taking into account factors such as the nature of the incentive program, historical information, current consumer product trends and availability of actual results. Due to the nature of the arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. Consideration given to customers totaled $63.8 million, $44.5 million and $33.4 million for the years ended July 31, 2021, 2020 and 2019, respectively, and there were no material constraints on estimates for the periods then ended.
•The Company pays depletion-based incentives to its distributors for meeting specific depletion targets and reviews the allowances using a portfolio approach, grouping contracts with similar attributes, which does not result in a materially different outcome than would be obtained by applying assumptions to each individual contract within the portfolio. The allowances are reassessed at each reporting date to reflect changes in facts and circumstances that could impact allowance estimates.

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
The Company has elected the practical expedient to expense the cost of obtaining a contract that is short term in nature when incurred. The Company does not have any contract costs capitalized as of July 31, 2021 and 2020.
Cost of sales
Cost of sales includes all bulk wine production costs, winemaking, bottling, packaging, warehousing, and shipping and handling costs. Costs associated with the Company’s leased vineyards or owned estates include annual farming costs and amortization of vineyard development expenditures. Costs incurred for wines that age longer than one year prior to sale, including winemaking and processing costs, continue to be capitalized into inventory until the wine is bottled and available for sale.
Advertising costs
Advertising costs, including promotional discounts, are expensed as incurred and were $6.0 million, $4.5 million and $3.9 million for the years ended July 31, 2021, 2020 and 2019, respectively.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of July 31, 2021 and 2020.
Accounts receivable
Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Interest is accrued on past-due amounts when required by trade laws in a given jurisdiction. The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company determines this allowance based on review of the level of gross receivables, the aging of accounts receivable at the date of the consolidated financial statements, the financial condition of the Company's customers and the economic risks for certain customers.
The allowance for doubtful accounts as of July 31, 2021 and 2020 was $0.8 million and $0.3 million, respectively. The increase in the Fiscal 2021 is shown as a charge to bad debt expense included in selling, general and administrative expenses on the Consolidated Statements of Operation and is partially driven by uncertainties related to COVID-19 which has increased the risk of uncollectible accounts. Additionally, growth in export sales where customer credit information differs from what is available for domestic companies and potentially more challenging collection processes in the event of past-due receivables has further increased the overall allowance balance as compared to historical years. The Company writes-off uncollectible customer accounts receivable balances following a systematic investigation of delinquent accounts and Management review of accounts.

Inventories
Inventory primarily includes bulk and bottled wine and is carried at the lower of cost (calculated using the first-in-first-out method) or net realizable value. On an ongoing basis, the Company evaluates the estimate and assumptions. As required, the Company reduces the carrying value of inventories that are obsolete or in excess of estimated usage to estimated net realizable value. The cost basis for inventory includes the costs related to winemaking. Consistent with industry practices, the Company classifies inventory as a current asset, although a substantial portion of inventory may be aged for periods longer than one year prior to being sold due to the specific aging requirements for a given wine varietal and vintage. Aging inventory, prior to bottling, is classified as work in process.
The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimate of net realizable value is based on analysis and assumptions including, but not limited to, historical experience, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales in the period Management determines the conditions first arise which indicate the cost may not be recoverable.
Inventory also includes deferred crop costs, which consist of vineyard and related farming costs incurred each harvest season. Such costs begin aggregating when one harvest is completed and end at the completion of the next harvest, spanning a period that can range from November to October of the subsequent calendar year, but may vary due to the variable nature of agriculture, including weather and other events.
Property and equipment
Property and equipment are reported at cost and are depreciated using the straight-line method over the expected useful lives of the assets, with the exception of leasehold improvements, which are depreciated over the term of the lease. Expenditures for major repairs and maintenance which extend the useful lives of property and equipment are capitalized. All other maintenance expenditures, including planned major maintenance activities, are expensed as incurred. Gains or losses from property disposals are included in income or loss from operations.
The Company capitalizes vineyard development costs when developing new vineyards or improving existing vineyards, whether owned or leased. These costs principally consist of the costs of the vines and expenditures related to labor and materials to prepare the vineyard and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can range from 15 to 25 years. Interest is capitalized during the active construction period for major capital projects. The Company evaluates the recoverability of capitalized costs and records impairment charges if conditions or events indicate that such costs will not be recovered. No such impairment charges were required to be recorded during the years ended July 31, 2021, 2020 or 2019.
Goodwill and other intangible assets
Goodwill arising from business combinations is determined as the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in an acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets determined to have an indefinite useful life are not amortized but are tested for impairment at least annually or as events and circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Management may elect not to perform the qualitative assessment and perform only a quantitative impairment test as of the measurement date. The Company selected June 30 of each fiscal year as the date to perform annual impairment testing. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.
Intangible assets outside of goodwill include trade names, customer relationships, leasehold interests and lane rights. The Company determined that trade names and lane rights have indefinite useful lives. The Company believes that trade names provide value from the utility of the brands for the foreseeable future. Lane rights represent the Company's rights to storage capacity at the Wine Service Cooperative for the life of the facility at guaranteed pricing. Customer relationships and leasehold interests are amortized on a straight-line basis over their estimated useful lives and that amortization is recognized in selling, general and administrative expenses.
For the fiscal year ended July 31, 2020, the Company recognized a non-cash impairment charge for certain trade name intangible assets as described in Note 7 (Goodwill and other intangible assets). The charges were primarily the result of market impacts associated with the COVID-19 pandemic. The charges were determined in connection with the Company’s annual impairment test. No other impairments were identified through July 31, 2020, nor were any impairments identified related to goodwill or other intangible assets for the year ended July 31, 2021 or 2019.
Long-lived assets
Long-lived assets deemed to have definite lives, which principally consist of property and equipment and certain intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the asset. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the fair value of the asset. No impairments were identified related to definite-lived assets for the years ended July 31, 2021, 2020 or 2019.
All of the Company's long-lived assets are located in the U.S.
Deferred offering costs
The Company capitalizes, within other assets, certain legal, accounting, underwriting fees and other third-party fees that are directly related to in-process equity financings until such financings are consummated. Upon closing, these costs are recorded as a reduction of the proceeds received from the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately recognized in operating expenses. Upon completion of the offering in March 2021, the Company charged deferred offering costs totaling $6.7 million to stockholders' equity. There were no deferred offering costs as of July 31, 2020 or 2019.
Debt issuance costs
The Company incurred debt issuance costs associated with the debt facilities, including the revolving line of credit, further described in Note 9 (Debt). The Company treats the revolving line of credit debt issuance costs consistent with its term debt facilities as it does not intend to repay the revolving line of credit in full prior to its maturity. Debt issuance costs are presented as a reduction from the corresponding liability. These costs are amortized to interest expense over the life of the loan to maturity using the straight-line method, which is not materially different from the effective interest method.
Business combinations
Assets acquired and liabilities assumed in a business combination are recorded at their acquisition date fair values, in accordance with ASC Topic 805, Business Combinations. The amount of consideration transferred in excess of the acquisition date fair value of net assets acquired is recognized as goodwill. The Company, with the assistance of third-party valuation experts, applies estimates and assumptions based on the information available to estimate the fair value of net assets acquired. Some of these estimates can be uncertain and subject to refinement during the measurement period, which generally ends on the earlier of one year following the transaction date or when all information is available to complete the fair value measurement. Adjustments made during the measurement period are typically reflected in goodwill, while subsequent adjustments are recognized in the post-acquisition Consolidated Statements of Operations. Transaction costs directly associated with a business combination are expensed as incurred.

Derivative instruments
The Company recognizes derivative instruments as assets or liabilities on the Consolidated Statements of Financial Position and measures these instruments at fair value. The Company enters into derivative instruments to manage exposure to changes in interest rates and foreign currency fluctuations. The Company has certain derivative instruments subject to master netting agreements that provide for net-settlement of amounts payable or receivable related to multiple derivative transactions with the same counterparty. The Company presents all derivatives on a gross basis in the Consolidated Statements of Financial Position. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of July 31, 2021 and 2020. Management has neither designated these instruments as cash-flow hedges nor elected hedge accounting. Changes in the consolidated fair value of these financial instruments are recognized in current period income from operations, see Note 10 (Derivative instruments) and Note 11 (Fair value measurements). The Company does not enter into derivative agreements for trading or speculative purposes.
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments are measured in the financial statements in accordance with an established fair value hierarchy, which emphasizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. See Note 11 (Fair value measurements) for the valuation methodologies used for instruments measured at fair value.
Income taxes
Income taxes are recognized using enacted tax rates and are accounted for based on the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable statutory tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.
Tax benefits from uncertain tax positions are recognized if it is more likely than not the tax positions will be sustained on examination by the applicable taxing authorities based on the technical merits of the position. The tax benefit is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest related to income tax matters is recognized in interest expense and penalties are reported in operating expenses. See Note 12 (Income taxes) for further discussion.
Leases
The Company has contractual leases for certain vineyards, production or administrative facilities and equipment. Rent expense is recognized on a straight-line basis over the term of the lease, beginning on the earlier of the lease commencement date or the date the Company takes possession of the leased property. When operating leases contain renewal options, predetermined escalation clauses, rent holidays, or other features which cause the straight-line expense to differ from the amounts paid under the lease, the differences between the straight-line expense and amounts paid under the lease are recorded as deferred rent and are included in current assets or liabilities (for payments due within one year) or shown as long-term assets or liabilities (for payments exceeding one year) as presented on the face of the Consolidated Statements of Financial Position. When the Company receives tenant incentives or allowances upon entering or renewing leases, these transactions are recorded as liabilities and amortized on a straight-line basis as a reduction of rent expense over the lease term. Some of the operating leases have contingent rental payments that trigger rental increases based on changes in a consumer price index or production in excess of a specified capacity. Contingent rent expense is recognized in the period incurred.
Stock split
On March 9, 2021, the Company's Board of Managers approved a 1,017,134.6-for-1 stock split to the Company's common stock, which was immediately effective. All share and per share data included in these consolidated financial statements give effect to the stock split and have been retroactively adjusted for all periods presented.
Preferred stock
The Company has 100,000,000 shares of $0.01 par value preferred stock authorized, none of which are issued and outstanding.
Net income per share
In accordance with ASC Topic 260, Earnings Per Share, net income per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding forfeitures. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock option and upon the vesting of restricted stock
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC Topic 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements.
For the years ended July 31, 2021 and 2020, the Company determined that Bootlegger's Hill, which was acquired as part of the Kosta Browne acquisition, is a VIE and that the Company is the primary beneficiary of that VIE. This conclusion considers the Company's ownership percentage, which entitles the Company to receive most of the benefits and absorb most of the risk, as well as the ability to exercise significant influence over the operating and financial decisions of the VIE. The Company recorded the fair value of acquired net assets of the VIE during purchase accounting for the Kosta Browne acquisition, pursuant to ASC Topic 805, Business Combinations. At July 31, 2021 and 2020, the Company's ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Consolidated Statements of Financial Position were $2.2 million at both July 31, 2021 and 2020. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for the goods under current contracts.
Significant customers and concentrations of credit risk
The Company’s five largest customers, which are each wholesale customers, represented in total approximately 48%, 43% and 40% of net sales for the years ended July 31, 2021, 2020 and 2019, respectively. There were no significant concentrations of revenue or credit risk related to DTC sales.

Of the largest five customers, three wholesale customers each represented 10% or more of the Company's net sales. The percentages for each of these significant customers for the periods presented are as follows:

Net sales
	Fiscal years ended July 31,
	2021	2020	2019
Customer A	16%	15%	14%
Customer B	15%	13%	11%
Customer C	10%	8%	7%
Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits in excess of Federal Deposit Insurance Corporation limits, as well as trade receivables. The majority of the Company’s wine sales are made through distributors. Receivables associated with such sales are not collateralized. The Company monitors credit risk associated with its customers on a regular basis and management is of the opinion that any risk of significant loss is reduced due to the diversity of our customers and geographic sales area.
The same three wholesale customers, shown in the net sales table above, represent 10% or more of the Company's trade accounts receivable balance for the periods presented. The percentages for each of these significant customers as of the periods presented are as follows:

Accounts receivable trade
	July 31,
	2021	2020
Customer A	11%	13%
Customer B	23%	12%
Customer C	14%	15%
Equity-based compensation
Equity awards issued in exchange for services rendered by the Company's employees, officers or directors are accounted for pursuant to ASC Topic 718, Compensation-Stock Compensation. The Company measures equity awards at fair value at their grant date. Compensation cost is recognized in selling, general and administrative expenses or is capitalized into inventory over the requisite service period (generally the vesting period), net of actual forfeitures as incurred. For awards with performance-based conditions impacting the timing or number of awards vesting, compensation cost is recognized when a performance condition is probable of being met. If a performance condition is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company estimates the fair value of certain awards using a Black-Scholes option pricing model. The Company's policy for shares purchased under the ESPP is to value the shares using a Black-Scholes option valuation model. See Note 15 (Equity-based compensation) for further discussion.
Accounting pronouncements
As an “emerging growth company” as established by the JOBS Act, the Company is permitted to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates available to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
Recently adopted accounting pronouncements:
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The objective of the standard was to reduce complexity and diversity in practice by simplifying the methodology for calculating interim taxes, as well as by simplifying aspects of recognition of enacted changes in tax laws, accounting for acquisitions, and accounting for changes in ownership of certain entities or investments.

Early adoption is permitted. The Company early adopted this standard as of the third quarter of the current fiscal year, which is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. There were no material impacts to the financial statements or disclosures as a result of the early adoption of this ASU.
In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The Company adopted this standard in the current fiscal year. There were no material impacts to the financial statements or disclosures as a result of the adoption of this ASU.
Recently issued accounting pronouncements not yet adopted:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and several amendments, codified as ASC 842, which supersedes prior guidance on accounting for leases under FASB ASC 840, Leases. ASU No. 2016-02, among other provisions, (i) requires lessees to classify leases as either finance or operating leases, (ii) generally requires all leases to be recorded on the Consolidated Statements of Financial Position through the recognition of right-of-use assets and corresponding lease liabilities and (iii) expands mandatory qualitative and quantitative disclosures regarding leasing activities. The FASB issued ASU No. 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective dates for certain entities”, which extends the effective date for all other entities, for annual reporting periods beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The amended standard is effective for the Company beginning with the year ended July 31, 2023. Early adoption is permitted. The Company’s assessment of the lease standard’s impact on the consolidated financial statements is ongoing, and is expected to result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, collectively, ASC 326, to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For many entities with financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which may result in the earlier recognition of credit losses on financial instruments. This guidance will be effective for the Company beginning with the year ended July 31, 2024, with early adoption permitted. The Company is currently evaluating the impact this standard could have on the consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued subsequent amendments to the initial guidance. In order to ease the potential burden in accounting for reference rate reform, ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The standard is effective immediately and may be applied prospectively through December 31, 2022. The Company is currently evaluating the impact of reference rate reform and the optional expedients provided by this standard on its contracts.
In May 2021, the FASB issued ASU No. 2021-04, Earnings per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Entity (Subtopic 815-40), to clarify the accounting for modifications or exchanges of equity-classified warrants. This amendment applies to freestanding stock options, which the Company granted in Fiscal 2021. In accordance with the ASU, if there is a modification and the option is still determined to be classified as equity, the modification should be accounted for as an exchange of the original option for a new option. This guidance will be effective for the Company beginning with the year ended July 31, 2023, with early adoption permitted. The Company is currently evaluating the impact of this update and will monitor for modifications or exchanges of the issued freestanding stock options, but at this time does not anticipate the adoption of ASU 2021-04 to have a material impact on the consolidated financial statements.
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Fiscal years ended July 31,
	2021	2020	2019
Wholesale - Distributors	65.3%	60.0%	59.4%
Wholesale - California direct to retail(a)	16.9	18.9	17.8
DTC(b)	17.8	21.1	22.8
Net sales	100.0%	100.0%	100.0%
________________________________________________
(a) Includes bulk and grape sales of $0.6 million, $1.1 million and $0.4 million for the years ended July 31, 2021, 2020 and 2019, respectively, and immaterial merchandise sales.
(b) Includes shipping and handling revenue of $2.6 million, $2.4 million and $1.8 million for the years ended July 31, 2021, 2020 and 2019, respectively.
The following table presents the percentages of consolidated net sales disaggregated by brand:

	Fiscal years ended July 31,
	2021	2020	2019
Duckhorn Vineyards & Decoy	76.3%	73.0%	71.1%
Other winery brands	23.7	27.0	28.9
Net sales	100.0%	100.0%	100.0%
The following table presents the net sales disaggregated by geographic area:

	Fiscal years ended July 31,
	2021	2020	2019
United States	$318,389	$258,439	$228,797
Canada	5,355	3,723	3,584
Other international	12,869	8,486	8,826
Net sales	$336,613	$270,648	$241,207
Contract balances
The following table reflects the changes in the contract liability balance during the periods presented.

	Fiscal years ended July 31,
(in thousands)	2021	2020	2019
Outstanding at beginning of period	$4,148	$3,863	$39
Increase (decrease) attributable to:
Acquisition (Note 4)	—	—	2,364
Upfront payments	33,257	34,836	30,756
Revenue recognized	(34,069)	(34,328)	(28,738)
Refund	(234)	(223)	(558)
Outstanding at end of period	$3,102	$4,148	$3,863
Revenue recognized during the years ended July 31, 2021, 2020 and 2019, which was included in the opening contract liability balance for those periods, was primarily revenue from DTC sales.

4.    Acquisition
Kosta Browne
On August 1, 2018, the Company purchased Kosta Browne by acquiring 100% of the equity in KB Wines Corporation in exchange for consideration of $203.2 million, including cash acquired but not including transaction expenses. Kosta Browne produces and sells ultra-luxury Pinot Noir and Chardonnay, primarily directly to customer list members. The addition of Kosta Browne to the Company's portfolio of winery brands expanded the Company’s ultra-luxury Pinot Noir offerings with an iconic brand and related assets, including a state of the art custom winemaking facility, tasting room and access to 170 acres of vineyards through ownership and long-term leases.
The acquisition was accounted for as a business combination using the acquisition method in accordance with ASC 805, Business Combinations, as the acquired assets included inputs and processes that together significantly contribute to the Company’s ability to create outputs. The purchase price of $203.2 million was comprised of $111.0 million cash from Mallard Holdco, LLC, the Company’s parent and $92.2 million cash on hand, in addition to financing through Bank of the West. Success-based and other acquisition costs contingent on closing were recorded at the closing date on August 1, 2018. The operational results of the assets and liabilities acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Transaction costs for services provided to the Company to facilitate the transaction were expensed to operating expenses as incurred and totaled $3.9 million for the year ended July 31, 2019. Additional transaction costs of $0.2 million related to the usage of certain net operating losses, which offset taxable income on the Company's completed 2019 tax return, were incurred for the year ended July 31, 2020.
To secure a portion of funding for the Kosta Browne acquisition, the Company amended the terms of its syndicated Credit Agreement see Note 9 (Debt). The terms of the amendments, referenced as Amendment Three to the Credit Agreement, were finalized on August 1, 2018.
The following table summarizes consideration transferred and the fair value of assets and liabilities acquired.

Assets and liabilities acquired (in thousands)
Cash	$84
Accounts receivable, trade	492
Inventory	40,938
Prepaid and other assets	518
Trade names and other intangibles (Note 7)(a)	41,222
Property and equipment	25,079
Goodwill	113,182
Accounts payable and accrued expenses	(4,070)
Capital leases	(426)
Deferred taxes	(13,309)
Non-controlling interest	(552)
Total	$203,158
________________________________________________
(a) The weighted-average amortization period upon acquisition for customer relationships and leasehold interest were 10 years and 14.1 years, respectively.
Intangible assets are recorded at estimated fair value, as determined by management based on available information. The fair value assigned to the customer relationships, which is included in other intangibles above, was determined using the income approach, specifically the excess earnings method. The fair value assigned to the leasehold interests was determined using the market approach. The fair value assigned to the trade names was determined using the income approach, specifically the relief from royalty method. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions including future revenue and related operating profits, costs anticipated to fulfill remaining performance obligations, market rental rates, customer retention rates and other projected financial information.

Goodwill related to the Kosta Browne acquisition includes the benefit of a skilled workforce, brand strength in the luxury Pinot Noir market and synergies from combined sales, operational and administrative functions. The goodwill is not deductible for tax purposes.
Variable interest entity
As part of the acquisition, the Company acquired a variable interest in the form of a 76.2% stake in Bootlegger's which was determined to be a variable interest entity. The Company consolidates 100% of the operational results of Bootlegger's, while also reflecting on the face of the Consolidated Statements of Operations and Financial Position the 23.8% non-controlling interest, which is held by outside investors. The total fair value of Bootlegger's was determined to be $2.3 million, with the portion related to non-controlling interest estimated to be $0.6 million. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement.
5.    Inventories
Inventories were comprised of the following as of:

	July 31,
(in thousands)	2021	2020
Finished goods
Bottled wine	$120,876	$100,272
Merchandise	547	408
Work in progress
Bulk wine	130,693	128,436
Packaging	3,541	2,945
Overhead	613	2,225
Raw materials
Deferred crop costs	11,467	11,025
Total	$267,737	$245,311
The Company capitalizes into inventory depreciation related to property and equipment used in the production of inventory. For the years ended July 31, 2021 and 2020, the amount capitalized was $12.5 million and $13.9 million, respectively.
6.    Property and equipment
Property and equipment was comprised of the following major components as of:

		July 31,
(in thousands)	Depreciable lives (years)	2021	2020
Land	N/A	$120,063	$120,063
Buildings and improvements	4-42	68,616	66,057
Vineyards and improvements	5-20	29,164	27,430
Machinery and equipment	3-20	49,607	44,147
Barrels	1-2	26,349	25,889
Total depreciable property and equipment		293,799	283,586
Less: accumulated depreciation and amortization		(58,542)	(48,171)
Total depreciable property and equipment, net		235,257	235,415
Construction in progress	N/A	5,682	7,336
Property and equipment, net		$240,939	$242,751
Depreciation expense was $1.2 million for both the years ended July 31, 2021 and 2020 and $1.3 million for the year ended July 31, 2019. See Note 5 (Inventories) for depreciation expense capitalized into inventory.

7.    Goodwill and other intangible assets
Goodwill
At each of July 31, 2021 and July 31, 2020, the goodwill balance was $425.2 million.
Other intangible assets
Intangible assets were comprised of the following components:

	July 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Impairment charges	Net
Definite-lived intangible assets
Customer relationships	$92,720	$34,274	$—	$58,446
Leasehold interests	1,572	371	—	1,201
Total definite-lived intangible assets	94,292	34,645	—	59,647
Indefinite-lived intangible assets
Trade names	139,600	—	—	139,600
Lane rights	1,300	—	—	1,300
Total indefinite-lived intangible assets	140,900	—	—	140,900
Total other intangible assets	$235,192	$34,645	$—	$200,547

	July 31, 2020
(in thousands)	Gross carrying amount	Accumulated amortization	Impairment charges	Net
Definite-lived intangible assets
Customer relationships	$92,720	$26,715	$—	$66,005
Leasehold interests	1,572	247	—	1,325
Total definite-lived intangible assets	94,292	26,962	—	67,330
Indefinite-lived intangible assets
Trade names	151,430	—	11,830	139,600
Lane rights	1,300	—	—	1,300
Total indefinite-lived intangible assets	152,730	—	11,830	140,900
Total other intangible assets	$247,022	$26,962	$11,830	$208,230
Fiscal year 2020 impairment
Pursuant to ASC 350, Intangibles—Goodwill and Other, the Company performs an annual impairment test for potential impairment of indefinite-lived intangible assets. Assets are tested more frequently if factors indicate impairment may exist. The Company’s annual impairment analysis performed as of June 30, 2020 identified impairments totaling $11.8 million for certain of the Company’s trade names. The impairments were primarily the result of changes to the Company’s sales forecasts for certain of the Company’s ultra-luxury brands experiencing sales channel and consumer spending disruption due to the COVID-19 pandemic, the effects of which were observable and quantifiable beginning in the fourth quarter of Fiscal 2020, the same period as Management’s annual assessment. The impairment charge was also impacted by an increase in the discount rate applied in the fair value calculations due to changes in economic outlook.
The Company’s impairment testing of the trade name intangible assets compares the fair value of each trade name with its carrying value, with any excess of carrying value being recognized as an impairment loss. The Company estimates the fair value of the trade names using the market, cost and income approaches, primarily relying on the Relief-from-Royalty method. Management applies significant judgment in determining the fair value of intangible assets, which involves the use of estimates and assumptions including future revenues attributable to the trade names, selection of an appropriate royalty rate and discount rates.
The carrying value of the trade name intangible assets totaled $151.4 million before the impairments, and $139.6 million after the impairments. The impairment charges were recognized in the Consolidated Statements of

Operations in impairment loss within income from operations, as the assets are actively used in the Company’s ongoing operations.
Amortization expense
The Company’s amortization expense for each of the years ended July 31, 2021, 2020 and 2019 was $7.7 million.
Estimated future amortization expense is as follows:

Fiscal years ending July 31, (in thousands)
2022	$7,683
2023	7,683
2024	7,683
2025	7,683
2026	7,683
Thereafter (collectively)	21,232
Total	$59,647
8.    Accounts payable and accrued expenses
The Company’s accounts payable balance consisted of the following amounts:

	July 31,
(in thousands)	2021	2020
Distributor invoices	$1,541	$881
Production supplies	447	515
Taxes	632	19
Grower purchases	—	599
Other	936	1,719
Total	$3,556	$3,733
The Company’s accrued expenses balance consisted of the following amounts:

	July 31,
(in thousands)	2021	2020
Trade spend(a)	$10,734	$6,246
Bulk wine and other received not invoiced	1,526	532
Barrel purchase	936	1,917
Deferred compensation liability(b)	2,096	1,576
Accrued invoices and other accrued expenses	6,265	5,240
Total	$21,557	$15,511
________________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives granted for meeting specific depletion targets. See further discussion in Note 2 (Basis of presentation and significant accounting policies).
(b) See discussion in Note 13 (Employee benefit plans) regarding the Company's deferred compensation plan and related cash surrender value life insurance policies the Company intends to use in settling the plan liability. The cash surrender value of the life insurance policies was $1.7 million and $1.4 million at July 31, 2021 and 2020, respectively.

9.    Debt
Company borrowings outstanding consisted of the following:

	July 31,
(in thousands)	2021	2020
Revolving line of credit	$124,000	$243,500
Debt issuance costs	(2,652)	(3,826)
Revolving line of credit, net	$121,348	$239,674

Term loan, first lien	117,637	125,158
Capital expenditure loan	8,875	15,141
Total long-term debt	126,512	140,299
Current maturities of long-term debt	(11,324)	(13,430)
Debt issuance costs	(563)	(1,025)
Long-term debt, net of current maturities and debt issuance costs	$114,625	$125,844
First lien loan and security agreement
On October 14, 2016, the Company entered into the Credit Facility with a syndicated group of lenders. The debt is collateralized by substantially all of the Company’s cash, trade accounts receivable, real and personal property. The Credit Facility provides a combination of term loans, a capital expenditure loan and a revolving line of credit, which have variable interest rates (based primarily on LIBOR plus an applicable margin as defined in the First Lien Loan Agreement). Pursuant to the terms and conditions of the First Lien Loan Agreement, the Company issued the following instruments from the syndicated or individual lenders.
Amendments to the first lien loan agreement
On August 17, 2020, the Company entered into an agreement which amended the terms of the Credit Facility capital expenditure and term loans. This amendment extended the maturity dates of the capital expenditure loan and term loan (first tranche), and modified the interest rate margins in the Credit Facility to reflect market conditions. The transaction did not result in any additional cash proceeds and was assessed on a lender-specific level for all syndicated instruments and was accounted for primarily as a debt modification. Where the transaction was determined to be an extinguishment in accordance with ASC 470, Debt, the Company recognized a loss on early extinguishment of $0.3 million in total.
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
The instruments described below include the impacts of amendments subsequent to the initial issuance of the Credit Facility.
•Revolving Line of Credit – The revolving line of credit allows the Company to borrow up to a principal amount of $425.0 million (including a letter of credit sub-facility of the revolving loan facility in the aggregate of $15.0 million and a swingline sub-facility of the revolving loan facility in the aggregate of $15.0 million), with an incremental seasonal borrowing amount for harvest costs increasing the total amount to a maximum of $455.0 million. The revolving line of credit matures on August 1, 2023. The interest rate ranges from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the average availability of the revolving line of credit. The weighted-average interest rate was 1.9%. at July 31, 2021. The amount available to borrow on the revolving line of credit is subject to a monthly borrowing base calculation, based primarily on the Company’s inventory and accounts receivable balances. At July 31, 2021, $301.0 million was available to draw under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. At July 31, 2021, no amounts were outstanding on the letter of credit sub-facility or the swingline sub-facility.
•Capital Expenditure Loan – The capital expenditure loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. The loan has an interest rate of LIBOR plus 190 basis points and the weighted-average rate was 2.0% at July 31, 2021.
•Term Loans – The Company has two tranches of term loans with varying terms and maturities. The first tranche was issued in 2016 for a principal balance of $135.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. The second tranche, issued in August 2018, allowed for a principal balance up to $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. The Company borrowed $16.4 million of the second tranche of the term loan in November 2018 to settle the residual amounts outstanding on the term loan issued as part of the Kosta Browne acquisition. The term loans have interest rates of LIBOR plus 190 basis points for the first tranche and LIBOR plus 163 basis points for the second tranche. The term loans have a weighted-average interest rate of 2.0% at July 31, 2021.
On August 1, 2018, the Company entered into a Second Lien Loan Agreement with Bank of the West which was subordinate to the First Lien Loan Agreement and was collateralized by substantially all of The Duckhorn Portfolio, Inc. and its subsidiaries' cash, trade accounts receivable, real and personal property. The Second Lien Loan Agreement provides several interest rate options, based primarily on LIBOR plus an applicable margin. The Second Lien Loan Agreement allows the Company to convert portions of outstanding balances from variable to fixed interest rates for specified periods. In connection with and pursuant to the terms and conditions of the Second Lien Loan Agreement, the Company issued a bridge loan from Bank of the West described herein as "Bridge/Term Loan".
•Bridge/Term Loan – The term loan was issued for $50.0 million, primarily to finance the Kosta Browne acquisition, with a scheduled maturity of January 31, 2024. The term loan was repaid in full in November 2018 with both operational funds and the second tranche of the term loan under the First Lien Loan agreement. The second lien was removed from all collateral in November at the time of payoff.
As provided in the Credit Facility, the Company has entered into interest rate swaps that partially mitigate the risk to the Company due to potential future LIBOR movements by trading floating rate payments for fixed rate payments on an applicable notional amount of outstanding variable rate debt. See Note 10 (Derivative instruments) for additional information.
The Credit Facility contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or to grant certain liens. The Company is subject to the requirements of various financial covenants pursuant to the term loans and revolving line of credit, including a debt to net worth maximum and a fixed charge coverage ratio as defined in the Credit Agreement. As of both July 31, 2021 and July 31, 2020, the Company was not in violation of any financial covenant.

As of July 31, 2021, the required revolving line of credit and long-term debt repayments for each of the following five fiscal years and thereafter are as follows:

(in thousands)
2022	$11,324
2023	8,942
2024	230,246
2025	—
2026	—
Thereafter (collectively)	—
Total	$250,512
Included in interest expense on the Consolidated Statements of Operations, and separately presented on the Consolidated Statement of Cash Flows, is amortization related to debt issuance costs of $1.6 million, $2.1 million and $2.1 million for the years ended July 31, 2021, 2020 and 2019.
10.    Derivative instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the financial results and Consolidated Statements of Financial Position.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company's derivative instruments are subject to master netting agreements. In certain circumstances, this arrangement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of July 31, 2021 or July 31, 2020. The Company does not enter into derivative instruments for trading or speculative purposes. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.
On July 31, 2021, the Company had one interest rate swap with a notional value of $150.0 million mature thus, as of July 31, 2021, the Company held the following interest rate swap agreements, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	0.487%	March 21, 2020	March 23, 2023
As discussed in Note 14 (Commitments and contingencies), the Company manages annual barrel purchases by engaging domestic and foreign cooperages to provide specified barrel quantities on agreed delivery dates. Some of these invoices are paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts aligning settlement dates with expected barrel delivery and the anticipated payments to various coopers.
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

	July 31,
(in thousands)	2021	2020
Derivative instruments not designated as hedging instruments
Interest rate swap contracts	$100,000	$300,000
Foreign currency forward contracts	2,369	2,240
Total derivative instruments not designated as hedging instruments	$102,369	$302,240

Results of period derivative activity
The estimated fair value and classification of derivative instruments on the accompanying Consolidated Statements of Financial Position are as follows for the years ended:

		July 31,
(in thousands)		2021	2020
Derivative instruments not designated as hedging instruments
	Classification
Interest rate swap contracts
Derivative instrument	Current liability	$—	$(5,376)
Derivative instrument	Other long-term liabilities	(480)	(1,065)
Total interest rate swap contract liability		$(480)	$(6,441)

Foreign currency forward contracts
Derivative instrument	Other current assets	$5	$118
Total foreign currency contract asset		$5	$118
The amounts and classification of the gains and losses in the Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Fiscal years ended July 31,
(in thousands)	Classification	2021	2020	2019
Interest rate swap contracts	Other (income) expense, net	$(5,961)	$2,596	$4,945
Foreign currency forward contracts	Other (income) expense, net	113	(256)	(43)
Total (gains) losses		$(5,848)	$2,340	$4,902
11.    Fair value measurements
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
Following is a description of the valuation methodologies used for instruments measured at fair value in the consolidated financial statements, as well as the general classification of such instruments under the valuation hierarchy.
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

The Company’s other financial instruments consist mainly of cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of all other financial instruments, except debt, approximates fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company's debt approximates fair value as the interest rates are variable and reflective of market rates. Debt is categorized as a Level 2 liability within the fair value hierarchy.
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2021, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$5	$—	$5
Deferred compensation plan asset	—	1,719	—	1,719
Liabilities
Interest rate swap contracts	$—	$480	$—	$480
Deferred compensation liability	—	2,096	—	2,096
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2020, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$118	$—	$118
Deferred compensation plan asset	—	1,416	—	1,416
Liabilities		—
Interest rate swap contracts	$—	$6,441	$—	$6,441
Deferred compensation liability	—	1,576	—	1,576
12.    Income taxes
The Company’s income tax provision represents U.S. federal and state income taxes. The provision for income taxes was as follows:

	Fiscal years ended July 31,
(in thousands)	2021	2020	2019
Provision for income taxes
Current
Federal	$14,431	$11,591	$9,539
State	4,549	3,842	3,468
	18,980	15,433	13,007
Deferred
Federal	$2,809	$(2,905)	$(2,667)
State	(781)	(2,096)	(2,498)
Deferred income taxes	2,028	(5,001)	(5,165)
Income tax expense	$21,008	$10,432	$7,842

The significant components of deferred tax assets (liabilities) were comprised of the following:

	July 31,
(in thousands)	2021	2020
Deferred tax assets
Accrued liabilities	$2,001	$1,121
State taxes	998	846
Stock based compensation	284	—
Interest rate swap	122	1,646
Other	221	—
Total deferred tax assets	3,626	3,613

Deferred tax liabilities
Inventory	(7,291)	(2,437)
Property and equipment	(34,114)	(32,945)
Intangible assets	(47,759)	(49,078)
Prepaid expenses	(1,129)	—
Casualty gain (Note 17)	—	(3,551)
Other	—	(240)
Total deferred tax liabilities	(90,293)	(88,251)

Net deferred tax liabilities	$(86,667)	$(84,638)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other significant temporary differences that impact the Company’s deferred taxes primarily relate to the tax basis of assets that were acquired in business combinations that remain at historical bases although the assets were recorded at fair value for financial reporting purposes. The differences primarily relate to inventory, property and equipment and intangible assets. Other temporary differences include differing depreciation and inventory costing methods. Goodwill associated with a prior period acquisition of the Company created a permanent difference.
The Company considers the realizability of deferred tax assets, evaluating whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2021 and 2020, the Company determined it is more likely than not that it will realize the benefits of these deductible differences. Accordingly, the Company has recorded no valuation allowances.
The Company and its subsidiaries file a consolidated federal income tax return and individual or consolidated state tax returns based on the tax laws of each jurisdiction where the Company operates. The Company has no uncertain tax positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. There were no interest or penalties for the years ended July 31, 2021, 2020 and 2019.
The following table reconciles the Company's actual income tax provision to the expected statutory tax rate.

	Fiscal years ended July 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	3.9	3.3	2.5
Equity-based compensation	2.6	—	—
Transaction expenses	—	0.1	1.9
Other	(0.2)	—	0.7
Total	27.3%	24.4%	26.1%

CARES act
On March 27, 2020, the CARES Act was signed into federal law by President Trump in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of certain payroll tax deposits, expanded net operating loss utilization, alternative minimum tax credit refunds, modifications to net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act requires the Company to make significant judgments and estimates in the interpretation of the law and in the calculation of the provision for income taxes. The Company did not identify material impacts to the consolidated financial statements for the years ended July 31, 2021, 2020 and 2019.
13.    Employee benefit plans
Defined contribution pension plan
The Company sponsors a defined contribution 401(k) plan pursuant to which eligible employees may defer a portion of their compensation. The Company’s 401(k) plan provides for Company contributions not to exceed $29 thousand per eligible employee per year. All full-time, part-time and part-time temporary employees are eligible to participate. The 401(k) plan has a 3% mandatory safe harbor contribution requirement annually. These Company contributions vest upon completion of the second year of service. In addition, discretionary contributions, up to 7% annually, have historically been made by the Company as approved by the Company’s Board of Directors, and are subject to a graded vesting schedule over five years. Employee contributions vest immediately. All contributions are invested at the direction of the employee under the options offered in the 401(k) plan.
Defined contribution pension expense includes the plan administration fees and is reduced by forfeitures. The Company made mandatory safe harbor and discretionary employer contributions during the year totaling 10% of eligible compensation, and no other profit-sharing contributions were approved for the year ended July 31, 2021.
The Company contributed $3.8 million, $3.7 million and $3.1 million to the plan for the years ended July 31, 2021, 2020 and 2019, respectively.
Deferred compensation retirement plan
The Company offers to certain qualifying members of management, at the Company’s discretion, the ability to participate in the Company’s deferred compensation plan which is subject to Section 409(a) of the Internal Revenue Code. For such employees, when discretionary employer contributions to the 401(k) plan would exceed the maximum allowable 401(k) contribution, the balance of the contribution is made into the 409(a) plan. Participating employees may elect to defer compensation under the plan, and the Company may make discretionary contributions on participants’ behalf. Employee contributions vest immediately. Discretionary contributions are made by the Company as approved by the Company’s Board of Managers and are subject to a three-year cliff vesting schedule. Contributions track investments selected by the employee under the options offered in the plan. Company contributions to the plan totaled $1.1 million, $0.9 million and $0.2 million for the years ended July 31, 2021, 2020 and 2019, respectively. The deferred compensation liability was $2.1 million as of July 31, 2021 and $1.6 million as of July 31, 2020.
Future payments related to the deferred compensation plan will be funded with cash surrender value life insurance contracts which are payable to the Company upon the death of a participating employee. These plan assets are general assets of the Company, which are subject to creditors. The cash surrender value of the life insurance policies totaled $1.7 million as of July 31, 2021 and $1.4 million as of July 31, 2020 and is included in other non-current assets on the Consolidated Statements of Financial Position.
14.    Commitments and contingencies
Operating leases
The Company leases approximately 150 acres of vineyard property in California under various third-party operating lease agreements, with terms ranging from two to 30 years, expiring in future years through December 2040. The Company also leases office space, office equipment and visitor centers under third-party operating leases. Some lease agreements contain purchase options and many include renewal options at specified dates throughout the lease terms. Rental expense was $4.0 million, $4.1 million and $2.3 million for the years ended July 31, 2021, 2020 and 2019, respectively, the majority of which is capitalized into inventory.
At July 31, 2021, the future minimum payments under the non-cancelable operating lease agreements are as follows:

Fiscal years ending July 31, (in thousands)
2022	$4,079
2023	3,987
2024	3,727
2025	3,448
2026	2,046
Thereafter (collectively)	6,888
Total	$24,175
Long-term purchase contracts
The Company has entered into long-term grape purchase contracts with various growers to supply a significant portion of its future grape requirements. The lengths of the contracts typically vary from one to eight years, and prices per ton are either determined at the outset for the contract duration or are negotiated annually. The Company's grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape quality characteristics. For the 2021 harvest, the Company contracted for approximately 32,000 tons of grapes at an estimated cost of approximately $69.0 million, subject to the final determination of yield quantities and our quality acceptance provisions being met. For the 2020 harvest, the Company purchased 12,000 tons of grapes at a cost of approximately $26.5 million. The increase was largely attributable to higher demand supported by additional quantities, which are anticipated to be available at the Company's contractually-defined quality levels. The 2020 harvest saw reduced purchases due to the Company leveraging acceptance provisions to ensure no grapes of inferior quality were accepted following the wildfires in the first quarter of Fiscal 2021.
Purchase commitments
The Company has ongoing commitments to purchase approximately 6,000 barrels for a total of $6.4 million, of which approximately $4.8 million will be paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company entered into foreign currency forward contracts aligning settlement dates with expected barrel delivery and the anticipated payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in the Consolidated Statements of Operations. See Note 10 (Derivative instruments) for the total notional value and impact on the current period consolidated financial statements due to foreign currency forward contracts.
The Company enters into various contracts with third-parties for custom crush, storage and mobile bottling services. The costs related to these contracts are recorded in the period the service is provided. The contracts for custom crush services typically have minimums that the Company is required to pay if certain grape volume thresholds are not delivered. The Company does not record these minimums related to service contracts as contingent liabilities on the Consolidated Statements of Financial Position given the harvest yield size, resulting volumes and qualities of grape deliveries are not known or estimable until harvest, when all related contingencies would be resolved.
COVID-19
In March 2020, the World Health Organization declared a global pandemic due to the spread of COVID-19, the disease caused by a novel strain of virus. During the pandemic, the Company incurred incremental costs during periods of capacity restrictions or mandatory closure totaling $0.7 million and $1.4 million for the years ended July 31, 2021 and 2020, respectively. These costs include tasting room expenses and other immaterial costs. No costs were incurred for the year ended July 31, 2019.

The Company continues to monitor the impacts of the COVID-19 pandemic, as the situation continues to evolve. The estimates and assumptions made by Management to quantify the effect of COVID-19 disruption are based on available information at the time each assumption is made. At this time, the Company is unable to fully estimate the long-term impacts to the business, financial condition, operational results or future cash flows, as the pandemic is ongoing in all markets in which the Company operates.
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of July 31, 2021, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of the years ended July 31, 2021 and 2020, no amounts have been accrued related to such indemnification provisions.
15.    Equity-based compensation
2016 Equity incentive plan
The Board of Managers of Mallard Holdco, LLC, the entity which wholly-owned The Duckhorn Portfolio, Inc. before the Company's IPO, approved the issuance of profit interest units ("Class M Common Units", "awards" or "units") to certain employees of the Company. The units, issued in accordance with the 2016 Plan, were considered equity awards for purposes of calculating compensation expense, and equity-classified in the Consolidated Statements of Financial Position.
The units awarded in the first grant were subject to a service condition, vest ratably by 20% on each anniversary of the vesting date, and subject to continued service through each vesting date ("Time-Based Units"). The units awarded in the second grant were subject to both a service and a performance condition specific to the investors having achieved specified levels of return on investment ("Performance-Based Units").
Upon consummation of the IPO, several events occurred with respect to the previously awarded 2016 Plan units. The vesting conditions were considered probable at the time of the IPO and the acceleration clause in the awards was triggered, resulting in an acceleration of the requisite service period from five years to four years. One tranche of awards under the plan was accelerated by the Company's Board of Directors to align the vesting periods of all 2016 Plan awards. Lastly, the Class M Common Units were exchanged, on a value for value basis, for common shares of the Company post-IPO and further by unrestricted or restricted shares, depending on the satisfaction of the respective service period vesting. The changes to these awards were deemed to be Type I modification events under ASC Topic 718. Accordingly, the Company recognized catch-up equity-based compensation expense in the third quarter of Fiscal 2021, including incremental fair value resulting from the modification, as applicable to each award grant, amounting to a cumulative catch-up expense of $8.5 million presented in selling, general and administrative expenses.
In connection with the adoption of the Company's 2021 Equity Plan, as discussed below, the Company will no longer grant additional awards under the 2016 Plan. However, the terms and conditions of the 2016 Plan will continue to govern the previously granted awards, to the extent applicable.

Class M units
Activity for the units is shown below:

	Time-based units	Weighted-average grant-date fair value
Unvested as of July 31, 2020	14,640,454	$0.16
Granted	—	—
Vested	14,640,454	0.16
Forfeited	—	—
Unvested as of July 31, 2021	—	$—

	Performance-based units	Weighted-average grant-date fair value
Outstanding as of July 31, 2020	7,203,820	$0.19
Granted	—	—
Vested	2,881,528	0.19
Forfeited	—	—
Exchanged	(4,322,292)	0.19
Outstanding as of July 31, 2021	—	$—
The total fair value of Class M Units that vested during the fiscal year ended July 31, 2021 was $2.9 million.
Restricted shares
As discussed above, the unvested Class M Units were exchanged for restricted shares of the Company. A summary of the restricted shares is shown below:

	Performance-based shares	Weighted-average grant-date fair value
Unvested as of July 31, 2020	—	$—
Granted	—	—
Vested	266,155	14.23
Forfeited	—	—
Exchanged	665,389	14.23
Unvested as of July 31, 2021	399,234	$14.23
The total fair value of restricted shares that vested during the fiscal year ended July 31, 2021 was $3.8 million. The Company recognized equity compensation expense related to the 2016 Plan in selling, general and administrative expenses due to units vesting over their requisite service periods, excluding the incremental expense related to modification accounting disclosed above, in the aggregate amounts of $0.9 million, $1.2 million and $1.1 million for the fiscal year ended July 31, 2021, 2020 and 2019, respectively. The total unrecognized compensation expense related to the 2016 Plan was $0.5 million as of July 31, 2021, which is expected to be recognized over a weighted-average period of 0.8 years.

2021 Equity incentive plan
The Board of Directors approved the 2021 Plan, which allows Management to grant various stock and stock-based awards. A total of 14,003,560 shares of the Company's common stock are available for issuance under the 2021 Plan. On March 17, 2021 restricted stock units and stock options were granted to certain employees of the Company, advisors and directors (collectively "grants"). The grants, are considered equity awards for purposes of calculating compensation expense, and are equity-classified in the Consolidated Statements of Financial Position. The grants awarded vest ratably by 25% on each anniversary of the vesting date, subject to continued service through each vesting date, consistent with the Company's policy related to the 2016 Plan, forfeitures will be recorded as they occur. Stock options granted under the 2021 Plan expire ten years from the date of the grant.
The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted in the fiscal year ended July 31, 2021.

	March grant	June grant
Expected term (in years)(a)	6.25	6.25
Expected dividend yield(b)	—%	—%
Risk-free interest rate(c)	1.09%	1.06%
Expected volatility(d)	25.0%	25.0%
Stock price	$15.00	$24.00
________________________________________________
(a) Calculated as the midpoint between the weighted-average time to vest and the time to expiration.
(b) The Company has not historically paid and does not expect to pay dividends in the foreseeable future.
(c) The risk-free rate was estimated from the U.S. Constant Maturity Treasury Yield Curve for a period consistent with the expected term in effect at the grant date.
(d) The expected volatility was estimated based on analysis of the historical and implied volatility of a group of guideline public companies deemed to be comparable public peers within the Company’s industry.
Stock options
Stock option activity and activity regarding shares available for grant under the 2021 Plan is shown below:

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance as of July 31, 2020	—	$—	—	$—
Shares authorized	—	—	—	—
Options granted	1,558,947	17.11	—	—
Restricted stock units granted	—	—	—	—
Options vested	—	—	—	—
Forfeited	(6,299)	17.00	—	—
Balance as of July 31, 2021	1,552,648	$17.11	9.6	$7,552
The Company recognized equity compensation expense related to the 2021 Plan stock options in selling, general and administrative expense and capitalized a portion into inventory, as applicable, due to units vesting over their requisite service periods, of $0.5 million for the fiscal year ended July 31, 2021. The total unrecognized compensation expense related to the 2021 Plan stock options was $6.7 million as of July 31, 2021, which is expected to be recognized over a weighted-average period of 3.6 years. The weighted-average grant-date fair value of options granted for the fiscal year ended July 31, 2021 was $4.64. No options were vested and exercisable as of July 31, 2021.

Restricted stock units
RSU grant activity under the 2021 Plan is shown below:

	Number of shares	Weighted-average grant-date fair value per share
Unvested as of July 31, 2020	—	$—
Granted	558,049	16.95
Vested	—	—
Forfeited	(2,099)	17.00
Unvested as of July 31, 2021	555,950	$16.95
The Company recognized equity compensation expense related to the 2021 Plan RSUs in selling, general and administrative expense and capitalized a portion into inventory, as applicable, due to units vesting over their requisite service periods, of $0.9 million for the fiscal year ended July 31, 2021. The total unrecognized compensation expense related to the 2021 Plan RSUs was $8.5 million as of July 31, 2021, which is expected to be recognized over a weighted-average period of 3.4 years.
Employee stock purchase plan
In connection with the IPO, the Company adopted the 2021 ESPP, through which eligible employees may purchase shares of the Company's common stock at a discount through accumulated payroll deductions. A total of 1,250,509 shares of the Company's common stock are available for issuance and sale to eligible employees under the ESPP.
Each offering period and each purchase period will be approximately six months in duration. The last business date of each offering period will be an exercise date. The timing of an initial offering period has not yet been determined.
Unless otherwise determined by the Board of Directors, in their sole discretion, the purchase of common stock under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the exercise date of the applicable purchase period.
16.    Related party transactions
In February 2021, the Company’s Board of Managers declared a $100.0 million cash dividend to the Company's parent at the time of the declaration and, prior to the IPO, the Company's sole stockholder. On February 24, 2021, the Company paid the dividend using funds drawn under the revolver line of credit.
In August 2018, in order to partially fund the Kosta Browne acquisition, the Company received a $111.0 million contribution from Mallard Holdco, LLC, the Company's parent entity, as described further in Note 4 (Acquisition).
17.    Casualty gain
Wildfires
Several wildfires occurred in northern California in during the last quarter of Fiscal 2020 and through the first quarter of Fiscal 2021. Other than smoke exposure to unharvested grapes, the Company's owned vineyards did not sustain damage during the fires. Fire and smoke exposure related expenses offset by crop insurance proceeds received totaling of $1.3 million are reported on the casualty gain, net line in the Consolidated Statements of Operations. Smoke and fire damage to vineyards in the primary markets where the Company sources fruit rendered some of the available grapes unacceptable for the Company’s production needs. Based on our internal analysis of the impacts of these wildfires, we believe the potential future impact on our operational results to be immaterial. We intend to continue monitoring the ongoing effects on our business for any material changes to that conclusion.

Flood
The Company incurred losses in February 2019 due to a flood at a winery. The facilities include production, storage, hospitality and administrative spaces. The flood resulted in damage to inventory, machinery and equipment and site improvements. The Company also incurred incremental and direct remediation costs.
The Company filed an insurance claim with respect to inventory, storage vessels and other related costs during the year ended July 31, 2019. On December 11, 2020, the Company entered into an agreement with its insurer to resolve the open flood insurance claim, pursuant to which the claim associated with the losses would be closed and the Company would receive an aggregate of $32.5 million. In January 2021, pursuant to such agreement, the Company received the remaining $8.1 million of cash proceeds, fully resolving the flood insurance claim. The Company incurred incremental charges in the fiscal year ended July 31, 2021, offset by insurance proceeds received, which were reported on the casualty gain, net line item in the Consolidated Statements of Operations.
18.    Earnings per share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company's basic and diluted income per share calculation:

	Fiscal years ended July 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Numerator - Net income attributable to The Duckhorn Portfolio, Inc.	$55,976	$32,377	$22,097

Denominator:
Weighted average number of shares of common stock outstanding - basic	106,681,496	101,713,460	101,713,460
Dilutive stock options and restricted stock(a)	253,357	—	—
Weighted average number of shares of common stock outstanding - assuming dilution	106,934,853	101,713,460	101,713,460

Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.52	$0.32	$0.22
Diluted	$0.52	$0.32	$0.22
________________________________________________
(a) Calculated using the treasury stock method.
There were 2,465 outstanding common stock awards deemed anti-dilutive for the year ended July 31, 2021 and no outstanding awards deemed anti-dilutive for the years ended July 31, 2020 and 2019.

Item 9A. Controls and procedures.
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this 10-K Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized and reported within the time periods specified by applicable SEC forms and regulations.
Management's annual report on internal control over financial reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended July 31, 2021.
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
Item 9B. Other information.
None.

Part III.
Item 10. Directors, executive officers and corporate governance
Executive officers and directors
Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as our executive officers and directors as of July 31, 2021.

Name	Age	Position	Held position since
Alex Ryan	55	President, Chief Executive Officer and Chairman	2005
Lori Beaudoin	61	Executive Vice President, Chief Financial Officer	2009
Sean Sullivan	40	Executive Vice President, Chief Administrative Officer and General Counsel	2019
Pete Przybylinski	53	Executive Vice President, Chief Sales Officer	2010
Zach Rasmuson	48	Executive Vice President, Chief Operating Officer	2012
Carol Reber	53	Executive Vice President, Chief Marketing and DTC Officer	2010
Daniel Costello	40	Director	2016
Melanie Cox	61	Director	2021
Charles Esserman	62	Director	2016
Michelle Gloeckler	55	Director	2021
Deirdre Mahlan	59	Director	2021
James O'Hara	54	Director	2016
Alex Ryan has served as our President since 2005, our Chief Executive Officer since 2011 and our Chairman of the board of directors since 2012. Mr. Ryan previously served as our General Manager and Chief Operating Officer beginning in 2000. Mr. Ryan moved to St. Helena in 1976 and began working at Duckhorn part-time during high school and joined the Company full-time after earning his degree in viticulture from California State University at Fresno in 1988. Mr. Ryan was the Vineyard Manager throughout the early 1990s, and later became the Vice President of Vineyard and Winery Operations. In the years since he became President and Chief Executive Officer, Mr. Ryan successfully launched the Migration brand, featuring the first Chardonnay in the Company’s three-decade history, rolled out an expanded Decoy line, established Canvasback in Washington State and spearheaded the acquisitions of Calera Wine Company in 2017 and Kosta Browne in 2018. Mr. Ryan was honored as the Wine Enthusiast Wine Star Awards Wine Executive of the Year in 2018. We believe Mr. Ryan’s extensive knowledge of the wine industry and his experience as a member of our management team qualifies him to serve on our board of directors.
Lori Beaudoin has served as our Executive Vice President, Chief Financial Officer since June 2009, and leads the accounting, financial reporting, financial planning and analysis, SEC reporting and IT teams. From 2007 to 2009, Ms. Beaudoin served as Chief Financial Officer of the personal care segment of Hain Celestial Group, Inc. Prior to that role, Ms. Beaudoin served as Chief Financial Officer of Avalon Natural Products, Inc., a sponsor-backed consumer goods company. Ms. Beaudoin began her career in public accounting and has more than two decades of experience guiding sponsor-backed, growth-oriented consumer products companies. Ms. Beaudoin is a Certified Public Accountant and received her bachelor’s degree in Accounting from the University of Idaho.
Sean Sullivan has served as our Executive Vice President, Chief Administrative Officer and General Counsel since February 2019 and leads the legal, regulatory compliance, mergers and acquisitions, SEC reporting, human resources, ESG governmental relations and safety teams.. From 2012 to 2019, Mr. Sullivan was an attorney at Gibson, Dunn & Crutcher LLP, advising consumer products, life sciences and technology companies on IPOs and other securities offerings, mergers and acquisitions and public company SEC filings. Prior to that, Mr. Sullivan worked as an investment banker in Credit Suisse Group AG’s technology, media and telecom group, after having earlier worked as an attorney at Gibson, Dunn & Crutcher LLP. Mr. Sullivan received a JD from Columbia Law School and Bachelor of Arts degrees in economics and politics from St. Mary’s College of California.
Pete Przybylinski has served as our Executive Vice President, Chief Sales Officer since July of 2010. Mr. Przybylinski leads our wholesale sales team and focuses his efforts on team leadership, distributor management and executive-level strategy development. Prior to his current role, he held a number of sales roles of increasing responsibility in the organization since joining Duckhorn in 1995. Mr. Przybylinski holds a Bachelor of Business Administration in Risk Management and Insurance from the University of Georgia, Terry College of Business.
Zach Rasmuson has served as our Executive Vice President, Chief Operating Officer since 2012, after serving as the winemaker and general manager for Goldeneye since joining the Company in 2003. Previously, Mr. Rasmuson worked for wineries such as Stag’s Leap Wine Cellars, Robert Sinskey Vineyards and Husch Vineyards. Mr. Rasmuson received his bachelor’s degree from St. John’s College.
Carol Reber has served as our Executive Vice President, Chief Marketing and DTC Officer since 2010. Ms. Reber leads our marketing and DTC teams and focuses her efforts on team development, portfolio development, consumer marketing, trade marketing and guest experiences. She has more than two decades of experience guiding growth at entertainment and beverage-alcohol companies, including roles at E. & J. Gallo, Treasury Wine Estates and the Walt Disney Company. Ms. Reber holds a Master of Business Administration degree from Northwestern University, Kellogg School of Management and a bachelor’s degree in psychology from the University of California, San Diego.
Daniel Costello has served as a director since 2016. Mr. Costello joined TSG Consumer Partners in 2007 and currently serves as Managing Director and member of the Investment Committee. Prior to TSG Consumer Partners, Mr. Costello served as an investment banker with Wachovia Securities. Mr. Costello holds a Bachelor of Science in finance from Miami University. We believe Mr. Costello’s experience as a managing director of a private equity firm and as a director of various companies qualifies him to serve on our board of directors.
Melanie Cox has served as a director since 2021. Ms. Cox has served as the Chief Executive Officer of Backcountry.com LLC, a leading online retailer of premium outdoor sports gear and apparel, since June 2020. She has also served on its board of directors since March 2020. In July 2020, she was appointed to, and currently serves on, the board of directors, as well as the audit and compensation committees of Revolve Group, Inc. Prior to joining Backcountry, she was an independent consultant to private equity firms including Apax Partners, Versa Capital Management, Guardian Capital Partners, Hitachi Consulting and was an operating executive at Prentice Capital Management and Cerberus Capital Management. She has held interim CEO roles in the skincare and medical device industries in addition to the fashion retail and wholesale segments Ms. Cox founded MBC Consulting and, from April 2017 until June 2020, and April 2009 until April 2015, Ms. Cox served as its Chief Executive Officer, where she advised private equity firms on retail strategy and diligence and also held interim chief executive officer roles at rue21 and American Laser Skincare. From April 2015 through March 2017, Ms. Cox served as managing director at Versa Capital Management, a private equity firm, where she also served as Chief Executive Officer on its behalf at Wet Seal. Each of rue21 and Wet Seal filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in May 2017 and February 2017, respectively. Prior to Versa Capital Management, Ms. Cox held executive-level positions at various companies and private equity firms, including Scoop NYC, Gymboree, Urban Outfitters, Contempo Casuals, Rave Stores, Prentice Capital and Cerberus Capital Management. Ms. Cox completed coursework in American studies at the University of Texas at Austin. We believe Ms. Cox’s operational experience as chief executive officer and as a director of various companies qualifies her to serve on our board of directors.
Charles Esserman has served as a director since 2016. Mr. Esserman has over 30 years of private equity investment experience and co-founded TSG Consumer Partners, where he currently serves as Chief Executive Officer and Chair of the Investment Committee. Prior to TSG Consumer Partners, Mr. Esserman was with Bain & Company. Mr. Esserman holds a Bachelor's of Science in Computer Science Engineering, with top honors, from the Massachusetts Institute of Technology and a Master of Business Administration degree from Stanford University, where he was an Arjay Miller Scholar. He has served on the Board of Advisors of the Stanford Graduate School of Business and the Board of Trust of Vanderbilt University. We believe Mr. Esserman’s experience as co-founder and chief executive officer of a private equity firm and as a director of various companies qualifies him to serve on our board of directors.
Michelle Gloeckler has served as a director since 2021. From August 2016 to January 2019, Ms. Gloeckler was the Chief Merchant and President, International at Academy Sports and Outdoors, Inc. Previously, Ms. Gloeckler was an executive at Walmart from 2009 to 2016 and led Health & Wellness, Pharmacy, Consumables, Home and Grocery categories over her career. In addition, Ms. Gloeckler led the President’s Global Council of Women Leaders and the US Manufacturing commitment for Walmart. Prior to Walmart, Ms. Gloeckler spent 21 years at The Hershey Company in various sales and marketing executive roles. Since September 2019 Ms. Gloeckler has served on the Board of Directors of BJ’s Wholesale Club, where she sits on the nominating and governance committee. In July 2021, Michelle joined the Board of Holley Performance, where she was appointed to chair both its Compensation and Talent Committee and Nominating and Governance Committee. Ms. Gloeckler served on Benson Hill Board and audit committee from 2019 to 2021. Ms. Gloeckler is an advisor to Blendid, GO-2 Devices and is a member of the LSA Dean’s Advisory Council at University of Michigan. Ms. Gloeckler has served on various not for profit boards, including Walton Arts Center, NACDS, Komen of the Ozarks, Network of Executive Women (National Chair) and United Way. Ms. Gloeckler holds a Bachelor’s degree in Communication and Psychology from the University of Michigan. We believe Ms. Gloeckler’s experience in retail, consumer product goods and her executive leadership qualifies her to serve on our board of directors.
Deirdre Mahlan has served as a director since 2021. From November 2015 to June 2020, she served as President of Diageo North America, where she oversaw Diageo’s US and Canadian spirits and beer businesses. From October 2010 to October 2015, she served as Chief Financial Officer of Diageo plc, prior to which she was Deputy Chief Financial Officer after previously serving as Head of Tax and Treasury. Ms. Mahlan joined Diageo in 2001. Ms. Mahlan began her career at PricewaterhouseCoopers, where she gained experience in audit across a number of diversified global companies. She was appointed as a non-executive director of Experian plc in September 2012 and currently serves as the Audit Committee Chair, and in September 2021 joined the Board of Kimberly-Clark Corporation as a non-Executive Director. Ms. Mahlan is a certified public accountant and received her Masters of Business Administration degree with a concentration in finance and international business from Columbia University, and her bachelor’s degree in accounting from New York University. We believe Ms. Mahlan’s financial expertise as chief financial officer and as a director of various companies qualifies her to serve on our board of directors.
James O’Hara has served as a director since 2016. Mr. O’Hara joined TSG Consumer Partners in 1998 and currently serves as President and senior member of the Investment Committee. Mr. O’Hara is a former practicing corporate and securities attorney and a former consultant with Bain & Company. Mr. O’Hara holds a Bachelor of Arts degree in economics and philosophy and a JD, both from Georgetown University. We believe Mr. O’Hara’s experience as president of a private equity firm and as a director of various companies qualifies him to serve on our board of directors.
Corporate governance
Board composition and director independence
Our business and affairs are managed under the direction of the board of directors. Our certificate of incorporation provides that our board of directors shall consist of at least three directors but not more than fifteen directors and that the number of directors may be fixed from time to time by resolution of our board of directors. Our board of directors is divided into three classes, as follows:
•Class I, which consists of Alex Ryan, Daniel Costello and Deirdre Mahlan, whose terms will expire at our annual meeting of stockholders to be held in 2022;
•Class II, which consists of Melanie Cox and James O’Hara, whose terms will expire at our annual meeting of stockholders to be held in 2023; and
•Class III, which consists of Charles Esserman and Michelle Gloeckler, whose terms will expire at our annual meeting of stockholders to be held in 2024.
Upon the expiration of the initial term of office for each class of directors, each director in such class shall be elected for a term of three years and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Subject to the terms of the Stockholders Agreement, any additional directorships resulting from an increase in the number of directors or a vacancy may be filled by the directors then in office.
In connection with our IPO, we entered into a stockholders agreement with investment funds affiliated with TSG governing certain nomination rights with respect to our board of directors. Pursuant to the terms of the Stockholders Agreement, investment funds affiliated with TSG have the right to appoint a majority of the directors serving on our board. Under the agreement, we are required to take all necessary action to cause the board of directors to include individuals designated by TSG in the slate of nominees recommended by the board of directors for election by our stockholders, as follows:
•for so long as TSG owns at least 50% of the shares of our common stock held by TSG immediately prior to the completion of the IPO, TSG will be entitled to designate four individuals for nomination;
•for so long as TSG owns less than 50% but at least 25% of the shares of our common stock held by TSG immediately prior to the completion of the IPO, TSG will be entitled to designate three individuals for nomination;
•for so long as TSG owns less than 25% but at least 10% of the shares of our common stock held by TSG immediately prior to the completion of the IPO, TSG will be entitled to designate two individuals for nomination; and
•for so long as TSG owns less than 10% but at least 5% of the shares of our common stock held by TSG immediately prior to the completion of the IPO, TSG will be entitled to designate one individual for nomination.
Investment funds affiliated with TSG also have the exclusive right to remove their designees and to fill vacancies created by the removal or resignation of their designees, and we are required to take all necessary action to cause such removals and fill such vacancies at the request of TSG.
We are a “controlled company” under the rules of the NYSE because more than 50% of the voting power of our common stock is held by investment funds affiliated with TSG. We rely upon the “controlled company” exception relating to the board of directors and committee independence requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from the rules that would otherwise require that our board of directors consist of a majority of independent directors and that our compensation committee and nominating and governance committee be composed entirely of independent directors. The “controlled company” exception does not modify the independence requirements for the audit committee, and we comply with the requirements of the Exchange Act and the rules of the NYSE, which require that our audit committee consist of a majority of independent directors at present and exclusively of independent directors within one year following the effective date of our IPO registration statement.
Our board of directors has determined that Melanie Cox, Michelle Gloeckler and Deirdre Mahlan are independent directors under the rules of the NYSE. In making this determination, the board of directors considered the relationships that Melanie Cox, Michelle Gloeckler and Deirdre Mahlan have with our Company and all other facts and circumstances that the board of directors deemed relevant in determining their independence, including ownership interests in us.
Board committees
Our board of directors has three standing committees: the audit committee; the compensation committee; and the nominating and corporate governance committee. Each of the committees operates under its own written charter adopted by the board of directors, each of which is available on our website at ir.duckhorn.com/ governance.
Pursuant to the terms of our stockholders agreement, investment funds affiliated with TSG have the right to appoint a director to serve on each of our board committees, for so long as investment funds affiliated with TSG has the right to designate a director for nomination, subject to applicable laws and NYSE regulations.
Audit committee
Our audit committee is composed of Deirdre Mahlan, Daniel Costello and Michelle Gloeckler, with Deirdre Mahlan serving as chairperson of the committee. Our audit committee has determined that Michelle Gloeckler and Deirdre Mahlan meet the definition of “independent director” under the rules of the NYSE and under Rule 10A-3 under the Exchange Act. Within one year following the effective date of our IPO, the audit committee will consist exclusively of independent directors. None of our audit committee members simultaneously serves on the audit committees of more than three public companies, including ours. Our board of directors has determined that

Deirdre Mahlan is an “audit committee financial expert” within the meaning of the SEC’s regulations and applicable listing standards of the NYSE. The audit committee’s responsibilities include:
• appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;
• pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
• reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;
• reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
• reviewing the adequacy of our internal control over financial reporting; reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
• establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
• recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, the inclusion of our audited financial statements in our Annual Report on Form 10-K;
• reviewing and assessing the adequacy of the committee charter and submitting any changes to the board of directors for approval;
• monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
• preparing the audit committee report required by the rules of the SEC to be included in our annual proxy statement; and
• reviewing and discussing with management and our independent registered public accounting firm our earnings releases.
Compensation committee
Our compensation committee is composed of Melanie Cox, Deirdre Mahlan and James O’Hara, with Melanie Cox, serving as chairperson of the committee. The compensation committee’s responsibilities include:
• determining and approving the compensation of our chief executive officer, including annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, and evaluating the performance of our chief executive officer in light of such corporate goals and objectives;
• reviewing and approving the corporate goals and objectives relevant to the compensation of our other executive officers;
• reviewing and approving the compensation of our other executive officers;
• appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the compensation committee;
• conducting the independence assessment outlined in the rules of the NYSE with respect to any compensation consultant, legal counsel or other advisor retained by the compensation committee;
• reviewing and assessing the adequacy of the committee charter and submitting any changes to the board of directors for approval;
• reviewing and establishing our overall management compensation philosophy and policy;
• overseeing and administering our equity compensation and similar plans;
• reviewing and approving our policies and procedures for the grant of equity-based awards and granting equity awards;
• reviewing and making recommendations to the board of directors with respect to director compensation; and
• reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.

Nominating and corporate governance committee
Our nominating and corporate governance committee is composed of Daniel Costello, Melanie Cox and Michelle Gloeckler, with Daniel Costello serving as chairperson of the committee. The nominating and corporate governance committee’s responsibilities include:
• developing and recommending to the board of directors criteria for board and committee membership;
• establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
• identifying individuals qualified to become members of the board of directors;
• recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
• overseeing the Company's ESG initiatives;
• developing and recommending to the board of directors a set of corporate governance principles;
• articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;
• reviewing and recommending to the board of directors practices and policies with respect to directors;
• reviewing and recommending to the board of directors the functions, duties and compositions of the committees of the board of directors;
• reviewing and assessing the adequacy of the committee charter and submitting any changes to the board of directors for approval;
• provide for new director orientation and continuing education for existing directors on a periodic basis;
• performing an evaluation of the performance of the committee; and
• overseeing the evaluation of the board of directors and management.
Board oversight of risk management
While the full board of directors has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our audit committee oversees management of enterprise risks as well as financial risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our nominating and corporate governance committee oversees risks associated with corporate governance, business conduct and ethics, and is responsible for overseeing the review and approval of related party transactions. Pursuant to the board of directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full board of directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by the board of directors and its committees.
Compensation committee interlocks and insider participation
None of the members of our compensation committee has been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, see “Certain relationships and related transactions.”
Code of ethics
We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. Our code of conduct is available on our website at ir.duckhorn.com/governance. If we make any substantive amendments to the code of ethics or grant any waiver, including an implicit waiver, from a provision of the code of conduct to our officers, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11. Executive compensation
This section provides an overview of the compensation of our principal executive officer and our next two most highly-compensated executive officers for Fiscal 2021. We refer to these individuals as our named executive officers. Our named executive officers are:
•Alex Ryan, our President, Chief Executive Officer and Chairman;
•Lori Beaudoin, our Executive Vice President, Chief Financial Officer; and
•Pete Przybylinski, our Executive Vice President, Chief Sales Officer.
Summary compensation table
The following table sets forth the compensation awarded to, earned by or paid to our named executive officers in respect of their service to us during Fiscal 2021 and, if applicable, Fiscal 2020.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)	Option awards ($)(4)	Nonequity incentive plan compensation ($)(5)	All other compensation ($)(6)	Total ($)
Alex Ryan President, Chief Executive Officer and Chairman	2021	564,910	—	2,031,480	1,652,673	764,720	81,778	5,095,561
	2020	530,450	252,871	—	—	—	53,045	836,366
Lori Beaudoin Executive Vice President, Chief Financial Officer	2021	365,150	—	1,015,728	826,325	425,000	53,689	2,685,892
	2020	339,900	140,039	—	—	—	37,590	517,529
Pete Przybylinski Executive Vice President, Chief Sales Officer(7)	2021	355,156	—	777,729	632,710	356,956	49,390	2,171,941
__________________________
(1) The amounts reported for each named executive officer include contributions made by the executive to the Company’s 401(k) plan, described below.
(2) The amounts reported in this column represent the annual bonuses paid to Mr. Ryan and Ms. Beaudoin with respect to Fiscal 2020.
(3) The amounts reported in this column represent the grant date value of restricted stock units (RSUs) granted to our named executive officers in Fiscal 2021, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to value the RSUs for this purpose are set forth in Note 15 (Equity-based compensation) to our consolidated financial statements included elsewhere in this Annual Report.
(4) The amounts reported in this column represent the grant date value of options to purchase shares of our common stock granted to our named executive officers in Fiscal 2021, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to value the options for this purpose are set forth in Note 15 (Equity-based compensation) to our consolidated financial statements included elsewhere in this Annual Report.
(5) The amounts reported in this column represent the annual bonuses paid to our named executive officers with respect to Fiscal 2021.
(6) The amounts reported in this column for Fiscal 2021 represent Company contributions to the Company’s 401(k) plan of $29,000 for each of our named executive officers and Company contributions to our nonqualified deferred compensation plan of $52,778 for Mr. Ryan, $21,089 for Ms. Beaudoin and $20,390 for Mr. Przybylinski. These plans are described in more detail under “Employee benefits” below. The amount reported in this column for Fiscal 2021 for Ms. Beaudoin also includes a $300 monthly payment ($3,600 in the aggregate) in lieu of Company-provided health and welfare benefits.
(7) No amounts are reported in this table for Mr. Przybylinski for Fiscal 2020 because Mr. Przybylinski was not a named executive officer for that year.
Narrative disclosure to summary compensation table
Overview
Our executive compensation program is designed to attract, retain and reward key employees, to incentivize them based on the achievement of key performance goals, and to align their interests with the interests of our shareholders. The compensation committee of our board of directors is generally responsible for determining the compensation of our executive officers. Our Chief Executive Officer made recommendations to the compensation committee about the compensation of his direct reports, including Ms. Beaudoin and Mr. Przybylinski, in respect of Fiscal 2021.

Base salaries
Each of our named executive officers receives a base salary from us, which is subject to increase, from time to time, in the discretion of our board of directors or the compensation committee of our board of directors. During Fiscal 2021 prior to our IPO, the annual base salary for our named executive officers was $530,450 for Mr. Ryan, $346,700 for Ms. Beaudoin and $344,650 for Mr. Przybylinski. In connection with our IPO, Mr. Ryan’s annual base salary was increased to $630,000, Ms. Beaudoin’s annual base salary was increased to $400,000 and Mr. Przybylinski’s annual base salary was increased to $375,000.
Annual bonuses
Each of our named executive officers is eligible to receive an annual bonus under our bonus plan based on the achievement of Company performance goals. In Fiscal 2021, each of our named executive officers had a target annual bonus expressed as a percentage of his or her annual base salary, as follows: 100% for Mr. Ryan, 60% for Ms. Beaudoin and 50% for Mr. Przybylinski. Each named executive officer's annual bonus for Fiscal 2021 was equal to approximately 200% of his or her target annual bonus. Our Fiscal 2021 annual bonus plan was based 80% on our achievement of annual adjusted EBITDA goals and 20% on our achievement of net sales goals. Following the finalization of our financial statements for Fiscal 2021, our compensation committee reviewed the Company's performance against these goals, as well as the Company's performance generally and the performance of our named executive officers, and determined to fund the bonus pool for Fiscal 2021 at 200% of the aggregate target annual bonuses for all bonus eligible employees in the Company. A portion of this pool was allocated among our named executive officers by our compensation committee after consultation with Mr. Ryan (other than with respect to his own bonus). The amounts paid to our named executive officers in respect of annual bonuses for Fiscal 2021 are reported under the “Nonequity incentive plan compensation” column in the “Summary compensation table” above.
Equity compensation
In connection with and following our IPO, each of our named executive officers was granted an option to purchase shares of our common stock and RSUs under the Duckhorn Portfolio, Inc. 2021 Equity Incentive Plan, or the 2021 Plan, in the following amounts:

Named executive officer	Grant date	Number of shares of common stock subject to option	Number of RSUs
Alex Ryan	March 17, 2021	278,833	92,944
	June 18, 2021	79,665	26,555
Lori Beaudoin	March 17, 2021	139,416	46,472
	June 18, 2021	39,831	13,277
Pete Przybylinski	March 17, 2021	106,750	35,583
	June 18, 2021	30,498	10,166
A portion of these IPO awards were granted as of the consummation of our IPO and a portion of these awards were granted on June 18, 2021. Collectively, these IPO grants were intended to cover the post-IPO portion of Fiscal 2021 and Fiscal 2022 (approximately 1.5 years). Our compensation committee intends to next make equity awards to our named executive officers in October of 2022. The IPO equity awards, which were designed to deliver half of their value in RSUs and half in options, vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was March 17, 2021), generally subject to named executive officer’s continued employment with us through the applicable vesting date. In the event of a change in control of the Company (as defined in the award agreements) in which an acquiring or surviving entity assumes, continues or substitutes the options and/or RSUs, as applicable, if the named executive officer’s employment is terminated without cause or for good reason within 18 months following such change in control, the options and/or RSUs, as applicable, will become fully vested upon such termination. If the options and/or RSUs, as applicable, are not assumed, continued or substituted in connection with a change in control, the options and/or RSUs, as applicable, will become fully vested as of such change in control.

Prior to Fiscal 2021, each of our named executive officers was issued two separate grants of Class M Common Units of Mallard Holdco, LLC, a stockholder of the Company. In connection with our IPO, all vested and unvested Class M Common Units held by our named executive officers were redeemed by Mallard Holdco, LLC in exchange for shares of our common stock under our 2021 Plan (either restricted or unrestricted, depending on the vested status of the Class M Common Units at the time of the IPO, with the restricted shares subject to the same vesting schedule as the redeemed Class M Common Units). The Class M Common Units granted during Fiscal 2017 vested solely based on continued employment, with 20% of the underlying Class M Common Units vesting on each of the first five anniversaries of the applicable vesting commencement date of the award and with the award vesting in full on the fourth anniversary of the applicable vesting commencement date as a result of the IPO having occurred prior to such date. The Class M Common Units granted during Fiscal 2019 vested based on satisfaction of both employment- and performance-based vesting criteria. The employment-based vesting condition was satisfied upon continued employment, on the same five-year schedule (with the award vesting in full on the fourth anniversary of the applicable vesting commencement date as a result of the IPO having occurred prior to such date) as the awards granted in Fiscal 2017, and the performance-based vesting criteria were satisfied in connection with the IPO based on the offering price per share in the IPO.
The common stock or restricted common stock, as applicable, received by our named executive officers in connection with our IPO has the same aggregate value as the vested Class M Common Units or unvested Class M Common Units, as applicable.
See the “Outstanding equity awards at fiscal year-end table” below for more information regarding the outstanding equity awards held by our named executive officers as of July 31, 2021.
Agreements with our named executive officers
Each of our named executive officers is party to an amended and restated employment or letter agreement with us that sets forth the terms and conditions of his or her employment. The material terms of these agreements are summarized below. As used in the summary below, the terms “cause” and “good reason” have the meanings set forth in the applicable employment agreement.
Mr. Ryan. We entered into an amended and restated employment agreement with Mr. Ryan in March 2021. Under the agreement, Mr. Ryan is entitled to receive a base salary and is eligible to receive an annual bonus with a target equal to a percentage of his annual base salary, currently 100% of his annual base salary. If Mr. Ryan’s employment is terminated by us other than for cause or by Mr. Ryan for good reason, he will be entitled to receive base salary continuation for twelve months, reimbursement of Consolidated Omnibus Budget Reconciliation Act premiums for up to twelve months (based on the portion of monthly health premiums paid by us immediately prior to his termination), and any annual bonus for the fiscal year prior to the fiscal year in which such termination occurs, to the extent not yet paid, in each case, subject to his execution of a separation agreement containing a general release of claims.
Ms. Beaudoin. We entered into an amended and restated employment agreement with Ms. Beaudoin in March 2021. Under the agreement, Ms. Beaudoin is entitled to receive a base salary and is eligible to receive an annual bonus with a target equal to a percentage of her annual base salary, currently 60% of her annual base salary. If Ms. Beaudoin’s employment is terminated by us other than for cause or by Ms. Beaudoin for good reason, she will be entitled to receive base salary continuation for twelve months, reimbursement of COBRA premiums for up to twelve months (based on the portion of monthly health premiums paid by us immediately prior to her termination), and any annual bonus for the fiscal year prior to the fiscal year in which such termination occurs, to the extent not yet paid, in each case, subject to her execution of a separation agreement containing a general release of claims.
Mr. Przybylinski. We entered into an amended and restated employment agreement with Mr. Przybylinski in March 2021. Under the agreement, Mr. Przybylinski is entitled to receive a base salary and is eligible to receive an annual bonus with a target equal to a percentage of his annual base salary, currently 50% of his annual base salary. If Mr. Przybylinski’s employment is terminated by us other than for cause or by Mr. Przybylinski for good reason, he will be entitled to receive base salary continuation for twelve months, reimbursement of COBRA premiums for up to twelve months (based on the portion of monthly health premiums paid by us immediately prior to his termination), and any annual bonus for the fiscal year prior to the fiscal year in which such termination occurs, to the extent not yet paid, in each case, subject to his execution of a separation agreement containing a general release of claims.
Restrictive covenants. Under the amended and restated employment agreements, each of our named executive officers has agreed not to compete with us, solicit any customer, vendor, supplier or other business partner, or any prospective customer, vendor, supplier or other business partner or hire or engage any employee during the named executive officer’s employment. Each named executive has also agreed to not solicit any employee or independent contractor during and for one year following the named executive officer’s termination of employment, to a perpetual confidentiality covenant and to an assignment of intellectual property covenant.
Severance and change in control payments and benefits
Each of our named executive officers is entitled to severance payments and benefits under his or her amended and restated employment agreement upon a termination of employment in certain circumstances. These severance payments and benefits are described under “Agreements with our named executive officers” above. As described under "Equity compensation" above, options and RSUs may vest in connection with certain terminations of employment within 18 months following a change in control, as defined in the applicable agreement, if they are assumed in connection with such change in control and otherwise will vest upon such change in control transaction.
Employee benefits
We currently provide health and welfare benefits, including health, dental, vision, life and short- and long-term disability insurance, which are available to all of our full-time employees. In addition, we maintain a 401(k) retirement plan for the benefit of our full-time employees. We currently make an employer contribution to the 401(k) plan equal to 10% of the participant’s eligible compensation. Our named executive officers are eligible to participate in these plans on the same basis as our other full-time employees.
In addition, we maintain a nonqualified deferred compensation plan in which participants, including our named executive officers, receive employer contributions equal to the excess of the employer contribution they would have received under our 401(k) plan, but for Internal Revenue Service limits, over the employer contributions made on their behalf to the 401(k) plan.

Outstanding equity awards at fiscal year-end table
The following table sets forth information about the equity awards held by our named executive officers as of July 31, 2021.

	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($/share)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)(1)
Alex Ryan	—	278,833	15.00	3/17/2031(2)	—	—
	—	79,665	24.00	6/18/2031(3)	—	—
	—	—	—	—	92,944(4)	2,041,980
	—	—	—	—	131,472(5)	2,888,440
	—	—	—	—	26,555(6)	583,413
Lori Beaudoin	—	139,416	15.00	3/17/2031(2)	—	—
	—	39,831	24.00	6/18/2031(3)	—	—
	—	—	—	—	46,472(4)	1,020,990
	—	—	—	—	68,003(5)	1,494,026
	—	—	—	—	13,277(6)	291,696
Pete Przybylinski	—	106,750	15.00	3/17/2031(2)	—	—
	—	30,498	24.00	6/18/2031(3)	—	—
	—	—	—	—	35,583(4)	781,759
	—	—	—	—	45,335(5)	996,010
	—	—	—	—	10,166(6)	223,347
__________________________
(1) Based on the closing price of a share of our common stock ($21.97) on July 30, 2021, the last trading day of Fiscal 2021.
(2) Represents options granted on March 17, 2021 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was March 17, 2021), generally subject to the named executive officer’s continued service through the applicable vesting date.
(3) Represents options granted on June 18, 2021 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was March 17, 2021), generally subject to the named executive officer’s continued service through the applicable vesting date.
(4) Represents RSUs granted on March 17, 2021 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was March 17, 2021), generally subject to the named executive officer’s continued service through the applicable vesting date.
(5) Represents shares of restricted stock received in exchange for unvested Class M Common Units of Mallard Holdco, LLC held by the named executive officer in connection with our IPO that remained unvested as of July 31, 2021, which vested as to 1/3 of the shares on August 1, 2021 and vest as to the remaining 2/3 of the shares on August 1, 2022, generally subject to the named executive officer’s continued service through such date.
(6) Represents RSUs granted on June 18, 2021 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was March 17, 2021), generally subject to the named executive officer’s continued service through the applicable vesting date.
Director compensation
The following table sets forth the compensation awarded to, earned by or paid to the non-employee members of our board of directors in respect of their service to our board of directors during our Fiscal 2021. Mr. Ryan’s compensation for Fiscal 2021 is included in the “Summary compensation table” above and as described in the accompanying narrative description. Other than as set forth in the table below, we did not pay any compensation to any of the members of our board of directors for Fiscal 2021.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Total ($)
Daniel Costello(3)	—	—	—
Melanie Cox(4)	29,916	105,000	134,916
Dan Duckhorn(5)	93,750	249,990	343,740
Charles Esserman(3)	—	—	—
Michelle Gloeckler(6)	15,218	72,483	87,701
Deirdre Mahlan(7)	32,907	105,000	137,907
James O'Hara(3)	—	—	—
__________________________
(1) The amount reported in this column represents cash fees earned in Fiscal 2021.
(2) The amounts reported in this column represent the grant date value of RSUs granted to our non-employee directors in Fiscal 2021, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to value the RSUs for this purpose are set forth in Note 15 (Equity-based compensation) to our consolidated financial statements included elsewhere in this Annual Report. As of July 31, 2021, the following current and former non-employee directors held unvested RSUs in the following amounts:

Non-employee director	Number of unvested RSUs
Melanie Cox	7,000
Dan Duckhorn	16,666
Michelle Gloeckler	4,417
Deirdre Mahlan	7,000
(3) Messrs. Esserman, O’Hara and Costello are affiliated with TSG. Members of our board of directors who are affiliated with our investors do not receive compensation in respect of their service on our board. See “Certain relationships and related transactions.”
(4) Ms. Cox joined the board of directors in March 2021.
(5) Mr. Duckhorn retired from the board of directors on February 19, 2021 and remains an advisor to the Company.
(6) Ms. Gloeckler joined the board of directors in May 2021.
(7) Ms. Mahlan joined the board of directors in March 2021.
We have adopted a non-employee director compensation policy, which covers non-employee members of our board of directors who are not affiliated with our investors ("covered non-employee directors"). Under our non-employee director compensation policy, each covered non-employee director will receive an annual cash retainer for service to our board of directors and an additional annual cash retainer for service on any committee of our board of directors or for serving as the lead director or the chair of our board of directors or any of its committees in Fiscal 2022, in each case, prorated for partial years of service, as follows:

	Board or committee member	Lead director of committee chair
Annual cash retainer	$60,000	$75,000
Additional annual cash retainer for compensation committee	$8,500	$15,000
Additional annual cash retainer for nominating and corporate governance committee	$5,000	$10,000
Additional annual cash retainer for audit committee	$10,000	$20,000
Commencing in Fiscal 2022, each covered non-employee director will be granted RSUs having a grant date fair value of approximately $110,000, such RSUs to vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of our stockholders, generally subject to the non-employee director’s continued service, through the applicable vesting date.
In connection with our IPO, each covered non-employee director who was then in service was granted 7,000 RSUs, such RSUs to vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of our stockholders, generally subject to the non-employee director’s continued service through the applicable vesting date. In connection with her appointment in May 2021, Ms. Gloeckler was granted 4,417 RSUs, with the number of RSUs determined on a prorated basis based on the date of her appointment, which RSUs will vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of our stockholders, generally subject to Ms. Gloeckler’s continued service through the vesting date. In connection with our IPO, Mr. Duckhorn received a grant of 16,666 RSUs, which will vest on the first anniversary of the date of grant.

Under our non-employee director compensation policy, each non-employee director is also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee on which he or she serves.
Other non-employee director arrangements
We entered into a letter agreement with Mr. Duckhorn on February 10, 2017, under which he was entitled to receive an annual fee of $125,000, paid in quarterly installments, for serving on our board of directors. On February 18, 2021, Mr. Duckhorn retired from the board of directors, which automatically terminated such letter agreement. Mr. Duckhorn continues to serve as an advisor to the Company without additional cash compensation.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The following table sets forth information with respect to the beneficial ownership of our common stock:
•each person known by us to beneficially own more than 5% of our common stock;
•each of our directors;
•each of our named executive officers; and
•all of our executive officers and directors as a group.
The number of shares of common stock outstanding and the corresponding percentage of beneficial ownership are based on the number of shares of common stock outstanding as of July 31, 2021, which for purposes of the table below includes any shares of unvested restricted stock that are held by such individual or entity over which such individual or entity has voting rights.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to equity awards or other rights held by such person that are currently exercisable or will become exercisable within 60 days after July 31, 2021, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Common stock beneficially owned
Name of beneficial owner	Number	Percentage
5% stockholders	86,432,303	75.1%
Mallard Holdco, LLC(1)
Directors and named executive officers
Alex Ryan(2)	1,902,283	1.7%
Lori Beaudoin(3)	983,940	*
Sean Sullivan(4)	212,514	*
Pete Przybylinski(5)	655,959	*
Zach Rasmuson(6)	655,959	*
Carol Reber(7)	655,959	*
Daniel Costello(8)	—	—
Melanie Cox	—	—
Charles Esserman(8)	—	—
Michelle Gloeckler	—	—
Deidre Mahlan	—	—
James O'Hara(8)	—	—
All executive officers and directors as a group (12 persons)	91,498,917	79.5%

__________________________
(*) Represents beneficial ownership or voting power of less than 1%.
(1) Consists of 86,432,303 shares of common stock, held directly by Mallard Holdco, LLC. Voting and investment decisions with respect to securities held by Mallard Holdco, LLC are made by a committee of three or more individuals, none of whom individually has the power to direct such decisions. The address of Mallard Holdco, LLC is c/o TSG Consumer Partners, LLC, 600 Montgomery Street, Suite 2900, San Francisco, California 94111.
(2) Includes 87,648 shares of restricted stock subject to a time-based vesting condition that vest on August 1, 2022, held by the Alex and Jeanine Ryan 2015 Revocable Trust, for which Mr. Ryan is trustee.
(3) Includes 45,335 shares of restricted stock subject to a time-based vesting condition that vest on August 1, 2022, held by the Brian and Lori Beaudoin Trust 2005, as amended and restated in 2012, for which Ms. Beaudoin is trustee.
(4) Includes 42,503 shares of restricted stock subject to a time-based vesting condition that vest on August 1, 2022, held by Mr. Sullivan.
(5) Includes 30,224 shares of restricted stock subject to a time-based vesting condition that vest on August 1, 2022, held by The Przybylinski Family Trust dated July 24, 2006, for which Mr. Przybylinski is trustee.
(6) Includes 30,224 shares of restricted stock subject to a time-based vesting condition that vest on August 1, 2022, held by Mr. Rasmuson.
(7) Includes 30,224 shares of restricted stock subject to a time-based vesting condition that vest on August 1, 2022, held by The Robert and Carol Reber Revocable Living Trust, for which Ms. Reber is trustee.
(8) Does not include shares of common stock beneficially owned by Mallard Holdco, LLC. Mr. Esserman is Chief Executive Officer of TSG, Mr. O’Hara is President of TSG and Mr. Costello is Managing Director of TSG, and therefore may be deemed to beneficially own such shares, however each disclaims beneficial ownership of such shares.
Equity compensation plan information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under the 2021 Equity Inventive Plan, which is our only equity compensation plan as of July 31, 2021. A description of the material terms of such plan are set forth in Note 15 (Equity-based compensation) of to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2021 Equity Incentive Plan	1,552,648	$17.11	11,894,962
Item 13. Certain relationships and related transactions, and director independence
In addition to the compensation arrangements discussed in the sections titled “Management” and “Executive compensation.” of this Annual Report on Form 10-K the following is a description of each transaction since August 1, 2020 and each currently proposed transaction in which:
• we have been or are to be a participant;
• the amount involved exceeds or will exceed $120,000; and
• any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals had or will have a direct or indirect material interest.
Services agreement
On October 14, 2016, we entered into a services agreement with Mallard Management, LLC, an affiliate of TSG (the “Management Company”), pursuant to which the Management Company has provided certain management and advisory services to Mallard Holdco, LLC and certain of its subsidiaries, including the Company (the “Mallard Parties”). In exchange for these services, the Mallard Parties reimburses the Management Company for reasonable out-of-pocket expenses incurred by it relating to operations of the Mallard Parties and in connection with the provision of services pursuant to the management agreement. In Fiscal 2021 and Fiscal 2020, we paid $12,136 and $6,798, respectively, in respect of reimbursable expenses payable to the Management Company under the services agreement. In addition, we agreed to indemnify the Management Company and certain persons affiliated with the Management Company to the fullest extent permitted by law from and against all losses arising from the Management Company’s performance under the services agreement.
The services agreement automatically terminated in connection with the IPO.

Grape purchase agreement
On May 16, 2016, we entered into grape purchase agreement with Alex Ryan, our President, Chief Executive Officer and Chairman, to purchase up to 25 tons of Merlot grapes per year at the then-current market price, subject to annual adjustment to reflect changes in market prices. The agreement was amended in August 2017. The agreement may be terminated by either party, effective at the conclusion of any harvest year, upon delivery of written notice on or prior to March 1 of such year. During Fiscal 2021, we paid Mr. Ryan $55,372 pursuant to the grape purchase agreement.
Stockholders agreement
In connection with our IPO, we entered into a stockholders agreement with investment funds affiliated with TSG governing certain nomination rights with respect to our board of directors. Pursuant to the terms of the Stockholders Agreement, investment funds affiliated with TSG have the right to appoint a majority of the directors serving on our board. Under the agreement, we are required to take all necessary action to cause the board of directors to include director candidates designated by TSG in the slate of director nominees recommended by the board of directors for election by our stockholders. These nomination rights are described in this Annual Report on Form 10-K in the sections titled “Directors, executive officers and corporate governance — Corporate governance — board composition and director independence” and “Directors, executive officers and corporate governance — Corporate governance — Board committees.” The stockholders agreement also provides that we will obtain customary director indemnity insurance.
Registration rights agreement
In connection with our IPO, we entered into a registration rights agreement with investment funds affiliated with TSG. The registration rights agreement provides TSG with certain demand registration rights, including shelf registration rights, in respect of any shares of our common stock held by it, subject to certain conditions. In addition, in the event that we register additional shares of common stock for sale to the public, we are required to give notice of such registration to TSG, and, subject to certain limitations, include shares of common stock held by them in such registration. The agreement includes customary indemnification provisions in favor of TSG, any person who is or might be deemed a control person (within the meaning of the Securities Act and the Exchange Act) and related parties against certain losses and liabilities (including reasonable costs of investigation and legal expenses) arising out of or based upon any filing or other disclosure made by us under the securities laws relating to any such registration.
Indemnification agreements
Prior to the completion of our IPO, we entered into indemnification agreements with each of our directors. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.
Employment agreements
We have entered into employment agreements with our named executive officers. For more information regarding the agreements with our named executive officers, see “Executive compensation — Agreements with our named executive officers.”
Equity award grants to executive officers and directors
We have granted equity awards to certain of our executive officers and directors as more fully described in the section entitled “Executive compensation — Equity compensation.”

Related person transactions policy
In connection with our IPO, we adopted a policy with respect to the review, approval and ratification of related person transactions. Under the policy, our audit committee is responsible for reviewing and approving related person transactions. In the course of its review and approval of related person transactions, our audit committee will consider the relevant facts and circumstances to decide whether to approve such transactions.
Item 14. Principal accounting fees and services
The following table provides a summary of the aggregate fees incurred for PricewaterhouseCoopers's services:

	Fiscal years ended July 31,
	2021	2020
Audit fees(a)	$2,827,500	$496,000
Audit-related fees(b)	90,802	49,131
Tax fees	—	—
All other fees	—	—
Total fees	$2,918,302	$545,131
__________________________
(a) Audit fees were for professional services rendered for the audit of our consolidated financial statements, reviews of the interim consolidated financial statements included in quarterly reports, the review of our registration statement on Form S-1 for our IPO and services that are normally provided by PricewaterhouseCoopers in connection with the financial statement audit.
(b) Audit-related fees were for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit fees."
Audit committee pre-approval policy and procedures
Pursuant to the audit committee charter, the audit committee reviews and approves, the scope and plans for the audits and the audit engagement fees and terms and approves in advance, all audit and non-audit and tax services to be performed by the independent auditor that are not otherwise prohibited by law or regulations and any associated fees. Following the adoption of the pre-approval policy, the audit committee has pre-approved all services performed by the independent registered public accounting firm.

Part VI
Item 15. Exhibits and financial statement schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Financial Position as of July 31, 2021 and 2020
•Consolidated Statements of Operations for the Years Ended July 31, 2021, 2020 and 2019
•Consolidated Statements of Changes in Equity for the Years Ended July 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the Years Ended July 31, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements
(2) Financial Statements Schedules:
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
(b) Exhibit Listing
The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated.

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
3.1	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	8-K	March 2, 2021	3.1	001-40240
3.2	Amended and Restated Bylaws of the Duckhorn Portfolio, Inc.	8-K	March 2, 2021	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 2, 2021	4.1	333-253412
4.2*	Description of Capital Stock
10.1	Registration Rights Agreement, dated as of March 17, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	March 2, 2021	10.1	001-40240
10.2	Stockholders Agreement, dated as of March 17, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	March 2, 2021	10.2	001-40240
10.3	The Duckhorn Portfolio, Inc. 2021 Equity Incentive Plan.	8-K	March 2, 2021	10.3	001-40240
10.4	The Duckhorn Portfolio, Inc. 2021 Employee Stock Purchase Plan.	8-K	March 2, 2021	10.4	001-40240
10.5	Form of Director Indemnification Agreement	S-1/A	March 3, 2021	10.3	333-253412
10.6	Form of Non-Statutory Stock Option Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.5	333-253412
10.7	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.6	333-253412
10.8	First Lien Loan and Security Agreement, dated as of October 14, 2016, among Mallard Intermediate, Inc., Mallard Buyer Corp., Vineyard Acquisition Sub LLC, Heritage Wine, LLC, Bank of the West, ING Capital LLC, American AgCredit, PCA, AgStar Financial Services, PCA/FLCA, City Union National Bank, and MUFG Union Bank, N.A., and the lenders that are parties hereto	S-1/A	February 23, 2021	10.7	333-253412
10.9	Amendment Number One to First Lien Loan and Security Agreement, dated July 28, 2017, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the financial institutions party to the Agreement from time to time as lenders and Bank of the West.	S-1/A	February 23, 2021	10.8	333-253412

10.10	Amendment Number Two to First Lien Loan and Security Agreement, dated as of April 19, 2018, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.9	333-253412
10.11	Amendment Number Three to First Lien Loan and Security Agreement, dated as of August 1, 2018, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.10	333-253412
10.12	Amendment Number Four to First Lien Loan and Security Agreement, dated as of October 30, 2018, entered into by and among Mallard intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.11	333-253412
10.13	Amendment Number Five to First Lien Loan and Security Agreement, dated as of June 7, 2019, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.12	333-253412
10.14	Amendment Number Six to First Lien Loan and Security Agreement, dated as of August 17, 2020, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.13	333-253412
10.15	Amendment Number Seven to First Lien Loan and Security Agreement, dated as of February 22, 2021, entered into by and among Mallard Intermediate, Inc., Selway Wine Company, Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.14	333-253412
10.16	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Alex Ryan	S-1/A	March 10, 2021	10.15	333-253412
10.17	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Lori Beaudoin	S-1/A	March 10, 2021	10.16	333-253412
10.18*	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Pete Przybylinski
10.19	Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.18	333-253412
10.20	Form of Class M Common Unit Award Agreement under the Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.19	333-253412
10.21	The Duckhorn Portfolio, Inc. 2021 Cash Incentive Plan	S-1/A	February 23, 2021	10.22	333-253412
10.22	Non-employee Director Letter Agreement, dated as of February 10, 2017, with Dan Duckhorn	S-1/A	February 23, 2021	10.23	333-253412
10.23	Form of Deferred Compensation Plan	S-1/A	February 23, 2021	10.24	333-253412
10.24	Grape Purchase Agreement, dated as of May 11, 2016, between Duckhorn Wine Company and Alex Ryan	S-1/A	February 23, 2021	10.25	333-253412
10.25	Amendment to Grape Purchase Agreement, entered into as of August 7, 2017, between Duckhorn Wine Company and Alex Ryan	S-1/A	February 23, 2021	10.26	333-253412
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Saint Helena, State of California, on October 4, 2021.

The Duckhorn Portfolio, Inc.

By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Lori Beaudoin and Sean Sullivan, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Ryan	President, Chief Executive Officer and Chairman	October 4, 2021
Alex Ryan	(Principal Executive Officer)

/s/ Lori Beaudoin	Executive Vice President, Chief Financial Officer	October 4, 2021
Lori Beaudoin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dan Costello	Director	October 4, 2021
Daniel Costello

/s/ Melanie Cox	Director	October 4, 2021
Melanie Cox

/s/ Charles Esserman	Director	October 4, 2021
Charles Esserman

/s/ Michelle Gloeckler	Director	October 4, 2021
Michelle Gloeckler

/s/ Deirdre Mahlan	Director	October 4, 2021
Deirdre Mahlan

/s/ James O'Hara	Director	October 4, 2021
James O'Hara