Form 10-Q
period 2021-10-31
Duckhorn Portfolio, Inc.
filed 2021-12-08
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 115,046,793 shares of common stock, $0.01 par value per share, as of November 30, 2021.

Glossary
The following terms are used in this quarterly report unless otherwise noted or indicated by the context:
•"Company," "we," "us," "our," "Duckhorn" and "The Duckhorn Portfolio" refer to The Duckhorn Portfolio, Inc. and its consolidated subsidiaries.
•"2016 Equity Plan" refers to the Company's board approved 2016 Equity Incentive Plan.
•"ASC" refers to Accounting Standards Codification developed by the FASB.
•"ASU" refers to Accounting Standards Updates issued by the FASB to communicate changes to the ASC.
•"Controlled Company" refers to a company of which more than 50% of the voting power for the election of its directors is held by a single person, entity or group.
•"COVID-19" refers to the ongoing pandemic surrounding COVID-19, the disease caused by a novel strain of coronavirus that was declared a global pandemic by the World Health Organization in March 2020.
•"Credit Facility" refers to the existing first lien credit facility pursuant to that certain First Lien Loan and Security Agreement, dated as of October 14, 2016 (as amended by Amendment No. 1, dated July 28, 2017, as amended by Amendment No. 2, dated as of April 19, 2018, as amended by Amendment No. 3 dated as of August 1, 2018, as amended by Amendment No. 4 dated as of October 30, 2018, as amended by Amendment No. 5 dated as of June 7, 2019, as amended by Amendment No. 6 dated as of August 17, 2020 and as amended by Amendment No. 7 dated as of February 22, 2021), by and among the Company, the borrowers named therein, the lenders named therein and the Bank of the West, as administrative agent.
•"DTC channel" and "DTC" refers to our sales and distribution channel through which we sell wine directly to consumers without any licensee intermediaries (wholesale or retail), which is permissible through in-person sales at one of our tasting rooms or, where permitted by law, through our multi-winery e-commerce website.
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
•"Fiscal 2022" refers to our fiscal year ended July 31, 2022.
•"IPO" refers to our initial public offering, completed in March 2021.
•"JOBS Act" refers to the Jumpstart Our Business Startups Act of 2015.
•"LIBOR" refers to London Interbank Offered Rate.
•"Luxury wine" refers to wines with suggested retail prices of $15 or higher per 750ml bottle.
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
•"SEC" refers to U.S. Securities and Exchange Commission.
•"Securities Act" refers to The Securities Act of 1933.
•"TSG" refers to TSG Consumer Partners LLC, together with certain affiliates.
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events, and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk factors” in our Fiscal 2021 Annual Report on Form 10-K and elsewhere in this Quarterly Report Form 10-Q. Moreover, we operate in a highly competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
Item 1. Financial Statements.

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position

(in thousands, except share and per share amounts)	October 31, 2021	July 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$5,247	$4,244
Accounts receivable trade, net	59,618	33,253
Inventories	319,224	267,737
Prepaid expenses and other current assets	8,693	9,167
Total current assets	392,782	314,401
Long-term assets
Property and equipment, net	244,397	240,939
Intangible assets, net	198,626	200,547
Goodwill	425,209	425,209
Other long-term assets	2,080	2,021
Total long-term assets	870,312	868,716
Total assets	$1,263,094	$1,183,117

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$52,780	$3,556
Accrued expenses	50,690	21,557
Accrued compensation	10,755	16,845
Deferred revenue	3,933	3,102
Current maturities of long-term debt	11,284	11,324
Other current liabilities	395	397
Total current liabilities	129,837	56,781
Long-term liabilities
Revolving line of credit, net	108,679	121,348
Long-term debt, net of current maturities and debt issuance costs	111,887	114,625
Deferred income taxes	86,667	86,667
Other long-term liabilities	1,014	1,458
Total long-term liabilities	308,247	324,098
Total liabilities	438,084	380,879
Commitments and Contingencies (Note 11)
Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 115,046,793 issued and outstanding at both October 31, 2021 and July 31, 2021	1,150	1,150
Additional paid-in capital	728,362	726,903
Retained earnings	94,907	73,634
Total The Duckhorn Portfolio, Inc. equity	824,419	801,687
Non-controlling interest	591	551
Total equity	825,010	802,238
Total liabilities and equity	$1,263,094	$1,183,117
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended October 31,
(in thousands, except share and per share amounts)	2021	2020
Net sales (net of excise taxes of $1,476 and $1,265, respectively)	$104,181	$91,638
Cost of sales	51,771	47,363
Gross profit	52,410	44,275

Selling, general and administrative expenses	23,158	16,805
Casualty loss, net (Note 13)	49	1,555
Income from operations	29,203	25,915

Interest expense	1,606	3,580
Other (income) expense, net	(1,093)	(1,323)
Total other expenses	513	2,257
Income before income taxes	28,690	23,658
Income tax expense	7,377	6,136
Net income	21,313	17,522
Less: Net (income) loss attributable to non-controlling interest	(40)	1
Net income attributable to The Duckhorn Portfolio, Inc.	$21,273	$17,523

Net income per share of common stock:
Basic	$0.18	$0.17
Diluted	$0.18	$0.17

Weighted average shares of common stock outstanding:
Basic	115,046,793	101,713,460
Diluted	115,396,026	101,713,460

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. equity	Non-controlling interest	Total equity
	Shares	Amount
Balances at July 31, 2020	101,713,460	$1,017	$535,372	$117,658	$654,047	$557	$654,604
Net income (loss)	—	—	—	17,523	17,523	(1)	17,522
Equity-based compensation	—	—	288	—	288	—	288
Balances at October 31, 2020	101,713,460	$1,017	$535,660	$135,181	$671,858	$556	$672,414

Balances at July 31, 2021	115,046,793	$1,150	$726,903	$73,634	$801,687	$551	$802,238
Net income	—	—	—	21,273	21,273	40	21,313
Equity-based compensation	—	—	1,459	—	1,459	—	1,459
Balances at October 31, 2021	115,046,793	$1,150	$728,362	$94,907	$824,419	$591	$825,010

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended October 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$21,313	$17,522
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,829	5,116
Loss on disposal of assets	(46)	(14)
Change in fair value of derivatives	(442)	(1,548)
Amortization of debt issuance costs	402	436
Loss on debt extinguishment	—	272
Equity-based compensation	1,459	288
Change in operating assets and liabilities:
Accounts receivable trade, net	(26,365)	(26,738)
Inventories	(51,487)	(38,920)
Prepaid expenses and other current assets	470	(3,307)
Other long-term assets	(58)	(9)
Accounts payable	48,755	9,738
Accrued expenses	29,177	35,955
Accrued compensation	(6,090)	(1,480)
Deferred revenue	830	5,139
Other current and long-term liabilities	—	37
Net cash provided by operating activities	22,747	2,487

Cash flows from investing activities
Purchases of property and equipment	(5,945)	(7,701)
Proceeds from sales of property and equipment	49	15
Net cash used in investing activities	(5,896)	(7,686)

Cash flows from financing activities
Payments under line of credit	(28,000)	(21,000)
Borrowings under line of credit	15,000	25,000
Extinguishment of long-term debt	—	(38,131)
Issuance of long-term debt	—	38,131
Payments of long-term debt	(2,848)	(3,619)
Repayment of capital leases	—	(4)
Debt issuance costs	—	(125)
Net cash (used in) provided by financing activities	(15,848)	252
Net increase (decrease) in cash	1,003	(4,947)
Cash - Beginning of year	4,244	6,252
Cash - End of year	$5,247	$1,305

Non-cash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$1,793	$824
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
The Company's revenue is comprised of wholesale and DTC sales. Wholesale revenue is generated through sales directly to California retailers and restaurants, sales to distributors and agents located in other states throughout the U.S. and sales to export distributors that sell internationally. DTC revenue results from individual consumers purchasing wine directly from the Company through club membership, the Company's website or tasting rooms located in Napa Valley, California; Anderson Valley, California; Sebastopol, California; Hollister, California; and Walla Walla, Washington.
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
Secondary offering
In the first quarter of Fiscal 2022, the Company completed a secondary offering where certain existing shareholders sold 12,000,000 shares of the common stock at a price of $20.50 per share. In November 2021, an additional 626,467 shares of common stock were sold pursuant to the partial exercise of the underwriters' option to purchase additional shares. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.9 million of which $0.4 million was incurred in the fourth quarter of Fiscal 2021. These costs are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
2.    Basis of presentation and significant accounting policies
Basis of presentation
The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP and Article 10 of the Securities and Exchange Commission’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted. These Condensed Consolidated Financial Statements have been prepared on the same basis as the Company's audited annual financial statements and, in the opinion of Management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company's financial information for the interim periods presented. These interim results are not necessarily indicative of the results to be expected for the year ending July 31, 2022, for any other interim period or for any future year.
The Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended July 31, 2021.
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
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At October 31, 2021 and July 31, 2021, the Company's ownership percentage of the sole identified VIE was 76.2%. The VIE's net assets, were $2.4 million and $2.2 million at October 31, 2021 and July 31, 2021, respectively. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owned by or to the Company for the goods under current contracts.
Recent accounting pronouncements
As an “emerging growth company” as established by the JOBS Act, the Company is permitted to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates available to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
Recently issued accounting pronouncements not yet adopted:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and several amendments, codified as ASC 842, which supersedes prior guidance on accounting for leases under FASB ASC 840, Leases. ASU No. 2016-02, among other provisions, (i) requires lessees to classify leases as either finance or operating leases, (ii) generally requires all leases to be recorded on the Condensed Consolidated Statements of Financial Position through the recognition of right-of-use assets and corresponding lease liabilities and (iii) expands mandatory qualitative and quantitative disclosures regarding leasing activities. The FASB issued ASU No. 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective dates for certain entities”, which extends the effective date for all other entities, for annual reporting periods beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The amended standard is effective for the Company beginning with the year ended July 31, 2023. Early adoption is permitted. The Company’s assessment of the lease standard’s impact on the Condensed Consolidated Financial Statements is ongoing, and is expected to result in the recognition of right of use assets and lease liabilities related to the Company’s operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, collectively, ASC 326, to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For many entities with financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which may result in the earlier recognition of credit losses on financial instruments. This guidance will be effective for the Company beginning with the year ended July 31,

2024, with early adoption permitted. The Company is currently evaluating the impact this standard could have on the Condensed Consolidated Financial Statements.
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
In May 2021, the FASB issued ASU No. 2021-04, Earnings per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Entity (Subtopic 815-40), to clarify the accounting for modifications or exchanges of equity-classified warrants. This amendment applies to freestanding stock options, which the Company granted in Fiscal 2021. In accordance with the ASU, if there is a modification and the option is still determined to be classified as equity, the modification should be accounted for as an exchange of the original option for a new option. This guidance will be effective for the Company beginning with the year ended July 31, 2023, with early adoption permitted. The Company is currently evaluating the impact of this update and will monitor for modifications or exchanges of the issued freestanding stock options, but at this time does not anticipate the adoption of ASU 2021-04 to have a material impact on the Condensed Consolidated Financial Statements.
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended October 31,
	2021	2020
Wholesale - distributors	68.5%	73.1%
Wholesale - California direct to retail(a)	16.4	14.3
DTC(b)	15.1	12.6
Net sales	100.0%	100.0%
________________________________________________
(a) Includes $1.8 million of sales related to bulk, grape and merchandise sales for the three months ended October 31, 2021 these same sales were immaterial for the three months ended October 31, 2020.
(b) Includes shipping and handling revenue of $0.6 million and $0.4 million for the three months ended October 31, 2021 and 2020, respectively.
Contract liabilities
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
As shown on the Condensed Consolidated Statements of Financial Position, the balance of deferred revenue was $3.1 million at July 31, 2021, the beginning of the period, and was $3.9 million at October 31, 2021, the end of the period. Revenue recognized during the three months ended October 31, 2021, which was included in the opening contract liability balance for this period totaled $2.0 million.

4.    Inventories
Inventories were comprised of the following:

(in thousands)	October 31, 2021	July 31 2021
Finished goods
Bottled wine	$111,960	$120,876
Merchandise	478	547
Work in progress
Bulk wine	176,680	130,693
Packaging	3,107	3,541
Overhead	11,289	613
Raw materials
Deferred crop costs	15,710	11,467
Total	$319,224	$267,737
The Company capitalizes into inventory depreciation related to property and equipment used in the production of inventory. For the three months ended October 31, 2021 and the year ended July 31, 2021, the amount capitalized was $2.6 million and $12.5 million, respectively.
5.    Property and equipment
Property and equipment was comprised of the following major components as of:

(in thousands)	October 31, 2021	July 31, 2021
Land	$120,063	$120,063
Buildings and improvements	68,638	68,616
Vineyards and improvements	29,164	29,164
Machinery and equipment	50,711	49,607
Barrels	24,654	26,349
Total depreciable property and equipment	293,230	293,799
Less: accumulated depreciation and amortization	(59,667)	(58,542)
Total depreciable property and equipment, net	233,563	235,257
Construction in progress	10,834	5,682
Property and equipment, net	$244,397	$240,939
Depreciation expense was $0.3 million for both the three months ended October 31, 2021 and 2020. See Note 4 (Inventories) for depreciation expense capitalized into inventory.
6.    Other intangible assets
Intangible assets were comprised of the following components:

	October 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets
Customer relationships	$92,720	$36,164	$56,556
Leasehold interests	1,572	402	1,170
Total definite-lived intangible assets	94,292	36,566	57,726
Indefinite-lived intangible assets
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$235,192	$36,566	$198,626

	July 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets
Customer relationships	$92,720	$34,274	$58,446
Leasehold interests	1,572	371	1,201
Total definite-lived intangible assets	94,292	34,645	59,647
Indefinite-lived intangible assets
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$235,192	$34,645	$200,547
The Company’s amortization expense for the three months ended October 31, 2021 and 2020 was $1.9 million. For the next five years, the Company anticipates the annual amortization of the definite-lived intangible assets that have been recorded as of October 31, 2021 to be $7.7 million per year.
7.    Accrued expenses
The Company’s accrued expenses balance consisted of the following amounts:

(in thousands)	October 31, 2021	July 31, 2021
Trade spend(a)	$15,920	$10,734
Bulk wine and other received not invoiced	15,571	1,526
Barrel purchase	998	936
Deferred compensation liability(b)	2,631	2,096
Income tax payable	3,921	—
Accrued invoices and other accrued expenses	11,649	6,265
Total	$50,690	$21,557
________________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives granted for meeting specific depletion targets.
(b) The Company intends to use the cash surrender value life insurance policies in settling its deferred compensation plan liability. The cash surrender value of the life insurance policies was $1.8 million and $1.7 million at October 31, 2021 and July 31, 2021, respectively.
8.    Debt
The Company is subject to the requirements of various financial covenants pursuant to the term loans and revolving line of credit, including a debt to net worth maximum and a fixed charge coverage ratio as defined in the Credit Facility. As of October 31, 2021, the Company was not in violation of any financial covenant.
Included in interest expense in the Condensed Consolidated Statements of Operations is amortization related to debt issuance costs of $0.4 million for both the three months ended October 31, 2021 and 2020.
Revolving line of credit
At October 31, 2021, $314.0 million was available to draw under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. The weighted-average interest rate was 2.0% on the amount outstanding at October 31, 2021. There were no amounts outstanding on the letter of credit sub-facility or the swingline sub-facility at October 31, 2021.
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

The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company's derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of October 31, 2021 or July 31, 2021. The Company does not enter into derivative instruments for trading or speculative purposes. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.
As of October 31, 2021, the Company held the following interest rate swap agreements, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	0.487%	March 21, 2020	March 23, 2023
As discussed in Note 11 (Commitments and contingencies), the Company manages annual barrel purchases by engaging domestic and foreign cooperages to provide specified barrel quantities on agreed delivery dates. Some of these invoices are paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts aligning settlement dates with expected barrel delivery and the anticipated payments to various coopers.
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	October 31, 2021	July 31, 2021
Derivative instruments not designated as hedging instruments
Interest rate swap contracts	$100,000	$100,000
Foreign currency forward contracts	—	2,369
Total derivative instruments not designated as hedging instruments	$100,000	$102,369
Results of period derivative activity
The estimated fair value and classification of derivative instruments on the accompanying Condensed Consolidated Statements of Financial Position are as follows:

(in thousands)		October 31, 2021	July 31, 2021
Derivative instruments not designated as hedging instruments
	Classification
Interest rate swap contracts
Derivative instrument	Other long-term liabilities	$(34)	$(480)

Foreign currency forward contracts
Derivative instrument	Other current assets	$—	$5
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended October 31,
(in thousands)	Classification	2021	2020
Interest rate swap contracts	Other (income) expense, net	$(446)	$(1,666)
Foreign currency forward contracts	Other (income) expense, net	4	118
Total gains		$(442)	$(1,548)

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
Following is a description of the valuation methodologies used for instruments measured at fair value in the Condensed Consolidated Financial Statements, as well as the general classification of such instruments under the valuation hierarchy.
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
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at October 31, 2021, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Deferred compensation plan asset	$—	$1,764	$—	$1,764
Liabilities
Interest rate swap contracts	$—	$34	$—	$34
Deferred compensation liability	—	2,631	—	2,631

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2021, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$5	$—	$5
Deferred compensation plan asset	—	1,719	—	1,719
Liabilities
Interest rate swap contracts	$—	$480	$—	$480
Deferred compensation liability	—	2,096	—	2,096
11.    Commitments and contingencies
Operating leases
The Company leases approximately 150 acres of vineyard property in California under various third-party operating lease agreements, with terms ranging from one to 30 years, expiring in future years through December 2040. The Company also leases office space, office equipment and visitor centers under third-party operating leases. Some lease agreements contain purchase options and many include renewal options at specified dates throughout the lease terms. Rental expense was $1.0 million for three months ended October 31, 2021 and $1.1 million for the three months ended October 31, 2020, the majority of which is capitalized into inventory.
At October 31, 2021, the future minimum payments under the non-cancelable operating lease agreements by fiscal year are as follows:

(in thousands)
Remaining portion of 2022	$4,122
2023	4,124
2024	4,082
2025	3,962
2026	2,637
Thereafter (collectively)	10,069
Total	$28,996
Long-term purchase contracts
The Company has entered into long-term grape purchase contracts with various growers to supply a significant portion of its future grape requirements. The lengths of the contracts typically vary from one to eight years, and prices per ton are either determined at the outset for the contract duration or are negotiated annually. The Company's grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape quality characteristics. For the 2021 harvest, the Company contracted for approximately 34,000 tons of grapes at a cost of $68.1 million in Fiscal 2022. For the 2020 harvest, the Company purchased approximately 12,000 tons of grapes at a total cost of $26.5 million in Fiscal 2021. The increase was largely attributable to lower quantities available for the 2020 harvest at the Company's contractually defined quality levels due to wildfires compounded with higher demand and production levels in current and future periods.
Purchase commitments
The Company enters into various contracts with third-parties for custom crush, storage and mobile bottling services. The costs related to these contracts are recorded in the period the service is provided. The contracts for custom crush services typically have minimums that the Company is required to pay if certain grape volume thresholds are not delivered. The Company does not record these minimums related to service contracts as contingent liabilities on the Condensed Consolidated Statements of Financial Position given the harvest yield size, resulting volumes and qualities of grape deliveries are not known or estimable until harvest, when all related contingencies would be resolved.
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks, and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies, which are both probable and reasonably estimable. As of October 31, 2021, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company believes the probability of incurring future obligations under these indemnification provisions is sufficiently remote. As of October 31, 2021 and July 31, 2021, no amounts have been accrued related to such indemnification provisions.
12.    Equity-based compensation
2016 Equity Plan
Restricted shares
On August 1, 2021, 133,076 shares vested, based on the passage of time, with a weighted average grant date fair value of $14.23 and a total fair value of $1.9 million. The remaining 266,158 shares will vest over their remaining requisite service period on August 1, 2022.
13.    Casualty loss
Wildfires
Several wildfires occurred in northern California in the first quarter of Fiscal 2021. Other than smoke exposure to unharvested grapes, the Company's owned and leased vineyards did not sustain damage during the fires. Fire and smoke exposure related expenses are reported on the casualty loss line in the Condensed Consolidated Statement of Operations and were immaterial in the current fiscal quarter. Smoke and fire damage to vineyards in the primary markets where the Company sources fruit rendered some of the available grapes unacceptable for the Company’s production needs. Based on an internal analysis of the impacts of these wildfires, Management believes the potential impact to the Company's operational results to be immaterial and intend to continue to monitor the ongoing effects to the business for any material changes to that conclusion.
14.    Earnings per share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.

The following is a reconciliation of the Company's basic and diluted income per share calculation:

	Three months ended October 31,
(in thousands, except share and per share amounts)	2021	2020
Numerator - Net income attributable to The Duckhorn Portfolio, Inc.	$21,273	$17,523

Denominator:
Weighted average number of shares of common stock outstanding - basic	115,046,793	101,713,460
Dilutive stock options and restricted stock(a)	349,233	—
Weighted average number of shares of common stock outstanding - assuming dilution	115,396,026	101,713,460

Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.18	$0.17
Diluted	$0.18	$0.17
________________________________________________
(a) Calculated using the treasury stock method.
There were 2,925 outstanding common stock awards deemed anti-dilutive for the three months ended October 31, 2021 and no outstanding awards deemed anti-dilutive for the three months ended October 31, 2020.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary note regarding forward-looking statements” included in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk factors” included in our Annual Report on Form 10-K for Fiscal 2021.
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
We sell our wines to distributors and directly to retail accounts in California, which together comprise our wholesale channel. We also sell directly to consumers through our DTC channel, which comprised approximately 15% of our net sales in the first three months of Fiscal 2022. Our powerful omni-channel sales model drives strong margins by leveraging long-standing relationships developed over the past forty years. We believe our iconic winery brands together with our scaled, quality-focused production, omni-channel distribution and dedicated employees, set the standard for North American luxury wine.
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

	Three months ended October 31,
(in thousands)	2021	2020
Net sales	$104,181	$91,638
Gross profit	$52,410	$44,275
Net income attributable to The Duckhorn Portfolio, Inc.	$21,273	$17,523
Adjusted EBITDA	$38,089	$33,722

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc.:

	Three months ended October 31,
(in thousands)	2021	2020
Net income attributable to The Duckhorn Portfolio, Inc.	$21,273	$17,523
Interest expense	1,606	3,580
Income tax expense	7,377	6,136
Depreciation and amortization expense	4,829	5,116
EBITDA	35,085	32,355
Purchase accounting adjustments(a)	193	561
Transaction expenses(b)	1,745	—
Change in fair value of derivatives(c)	(442)	(1,548)
Equity-based compensation	1,459	288
Loss on debt extinguishment(d)	—	272
IPO preparation costs(e)	—	196
Wildfire costs(f)	49	1,555
COVID-19 costs(g)	—	43
Adjusted EBITDA	$38,089	$33,722
________________________________________________
(a) Purchase accounting adjustments relate to the impacts of prior business combination accounting for our acquisition by TSG in Fiscal 2017, our subsequent acquisitions of Calera and Kosta Browne in Fiscal 2018 and Fiscal 2019, respectively, and certain other transactions consummated prior to our acquisition by TSG, which resulted in fair value adjustments to inventory and long-lived assets.
(b) Transaction expenses include legal and professional fees and change of control payments incurred in connection with our acquisition of Kosta Browne in August 2018 and our IPO in March 2021. Also included are expenses incurred for abandoned transactions and the secondary offering completed in October 2021. These expenses were directly related to such transactions and were incremental to our normal operating expenses.
(c) See Note 9 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.
(d) Loss on debt extinguishment includes charges for unamortized deferred financing fees we recognized in connection with amendments to our Credit Facility.
(e) IPO preparation costs include professional fees incurred for outside consultants to advise us on legal, accounting and tax matters related to our preparation for becoming a public company, which were not directly attributable to an offering.
(f) Wildfire costs include the cost of unharvested fruit that was damaged and rendered useless, charges we incurred to respond to imminent wildfire threat with fire-fighting crews to protect our assets, clean-up and smoke remediation expenses to restore operations at our tasting rooms after the fires, testing fees to evaluate our fruit for possible smoke damage, and washing or other grape processing costs prior to vinification to reduce the risk of smoke in finished wine.These costs are reported on the casualty loss line in the Condensed Consolidated Statements of Operations. See Note 13 (Casualty loss) to our Condensed Consolidated Financial Statements for additional information. While we expect the potential for wildfires to be an ongoing risk to running an agricultural business in California, we believe the wildfires and related costs we experienced are not indicative of our core operating performance.
(g) COVID-19 costs include certain incremental expenses incurred during the outbreak of the COVID-19 pandemic and the short-term closure mandates imposed by government officials in the jurisdictions in which we operate. These costs include tasting room expenses incurred during a period of mandatory closure and reduced capacity, salaries and severance expenses for certain employees and other immaterial costs to transfer inventory.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization, non-cash equity-based compensation expense, purchase accounting adjustments, casualty losses or gains, impairment losses, changes in the fair value of derivatives and certain other items, which are not related to our core operating performance. Adjusted EBITDA is a key metric we use to evaluate business performance in comparison to budgets, forecasts and prior period financial results, providing a measure that Management believes reflects the Company’s core operating performance.

For comparative periods presented, our primary operational drivers of adjusted EBITDA have been sustained sales growth in our wholesale channel and steady growth in our DTC channel, management of our cost of sales through our diversified supply planning strategy, and discipline over selling, general and administrative expenses relative to our sales growth.
Key operating metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, measure our performance, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business but should not be considered in isolation or, solely with respect to price / mix contribution, as a substitute for financial information prepared and presented in accordance with U.S. GAAP. Certain judgments and estimates are inherent in our processes to calculate these metrics.
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

	Three months ended October 31,
	2021	2020
Wholesale - distributors	68.5%	73.1%
Wholesale - California direct to retail	16.4%	14.3%
DTC	15.1%	12.6%
The variations in the net sales percentages by channel between the three month periods ended October 31, 2021 and 2020 were largely driven by the ongoing signs of recovery from COVID-19 disruption across consumer markets and the continued, gradual return toward historical consumer spending norms. The increase in net sales within the DTC channel was bolstered by higher visitor center sales as compared to the prior year period, coupled with timing of member shipments which we do not expect to reoccur. Further impacting our wholesale channel sales, consumer purchasing and consumption patterns appeared to be shifting back toward levels more consistent with pre-pandemic trends. We expect our sales channel mix and consumer purchasing patterns to continue to normalize toward historical levels in conjunction with the gradual lessening of on-premise sales location restrictions related to COVID-19 and with the expansion of certain markets in future periods.
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

	Three months ended October 31,
	2021	2020
Net sales growth	13.7%	26.0%
Volume contribution	7.5%	39.8%
Price / mix contribution	6.2%	(13.8)%
Growth in net sales was attributable to continued strong sales volume growth and a positive price / mix contribution, demonstrating the shift back toward pre-COVID-19 trends as we saw growth in our on-premise and DTC sales, which drive increased sales in our ultra-luxury brands that sell at higher average sales prices. In the prior year period, we saw immense growth primarily driven by off-premise sales of our luxury winery brands that drove a negative price / mix contribution. Our consistent use of distributor and retail sales discounts and promotions in our wholesale channel to gain market share has historically and will continue to put downward pressure on price / mix contribution given an increase in net sales. We expect price / mix contribution will continue to move toward historical levels as consumer purchasing and consumption habits return to normal following the COVID-19 pandemic. We expect that volume contribution will continue to be the primary driver of changes in our net sales in future periods, and to the extent that growth is fueled by sales of our lower-priced luxury winery brands, we may expect lower or negative price / mix contribution in the future.
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
•Opportunistic evaluation of strategic acquisitions. Our strategic and opportunistic approach to evaluating acquisitions has led to the successful acquisition of two winery brands in the past four years: Kosta Browne and Calera. While our growth and success are not contingent upon future acquisitions, we believe our team has the capabilities and track record both to execute and integrate meaningful acquisitions when opportunities arise to create stockholder value.
The primary market for our wines is the United States, which has historically represented approximately 95% of our net revenue. Accordingly, our results of operations are primarily dependent on U.S. consumer discretionary spending.
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
•Wholesale channel. Consistent with sales practices in the wine industry, sales to retailers in California and to distributors in other states occur below suggested retail price. We work closely with our distributors to increase the volume of our wines and number of products that are sold by the retail accounts in their respective territories. In California, where we make sales directly to retail accounts, we benefit from greater control over our sales and higher profit margins by selling directly to retailers in the state. Our wholesale channel comprises a greater proportion of our net sales than our DTC channel.
•DTC channel. Wines sold through our DTC channels are generally sold at suggested retail prices. Our DTC channel continues to grow as a result of a number of factors, including a shift to more consumption and corporate engagement in the home.
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
Our sales mix within our wholesale channel has shifted in favor of off-premise sales while on-premise sales have experienced variability during the COVID-19 pandemic, which began impacting our sales in March 2020. Our responses to periods of historical disruption in the wholesale channel have focused on strengthening relationships with our accounts and distributors, introducing new products and maintaining and strengthening our winery brand engagement. We believe this approach has enabled us to strengthen our portfolio and increase our market share relative to competitors during periods of market disruption.
We routinely offer sales discounts and promotions through various programs to distributors around the country and to retail accounts in California. These programs, where permissible, include volume-based discounts on sales orders, depletion-based incentives we pay distributors and certain other promotional activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction of total sales in order to arrive at reported net sales. While our promotional activities may result in some variance in total net sales from quarter to quarter, historically, the total impact of such activities on annual net sales has been generally stable, and we expect this trend to continue in the future.
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
As we continue to grow our business in the future, we expect gross profit to increase as our sales grow and as we effectively manage our cost of sales, subject to any future unexpected volatility in the grape and bulk wine markets and increased seasonal labor costs. Additionally, we expect gross profit as a percentage of net sales to remain consistent with historical levels or to improve to the extent we observe a return toward normalized consumer spending behavior across the industry and within our business, particularly with respect to on-premise sales in the wholesale channel, which would favorably influence our gross profit margins on net sales.
Agribusiness
We have developed a diversified sourcing and production model, supported by our eight wineries and world-class, strategically located Estate vineyards and strong relationships with quality-oriented growers. In addition, our sourcing model includes the purchase of high-quality bulk wine from established suppliers to add a highly flexible element of diversity to our supply model. Generally, over 85% of our total production is sourced from third-party growers and, to a significantly lesser extent, the bulk wine market. Our ability to adjust the composition of a particular vintage among our grape and bulk wine sourcing supply channels allows us to tailor inputs based on varying market or seasonal factors, which we believe enables us to produce the highest possible quality wine while optimizing gross profit.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist of selling expenses, marketing expenses and general and administrative expenses. Selling expenses consist primarily of direct selling expenses in our wholesale and DTC channels, including payroll and related costs, product samples and tasting room operating costs, including processing fees and outside services. Marketing expenses consist primarily of advertising costs to promote winery brand awareness, customer retention costs, payroll and related costs. General and administrative expenses consist primarily of payroll and related costs, administrative expenses to support corporate functions, legal and professional fees, depreciation, accounting and information technology, tenancy expenses and other costs related to management. Although we expect selling, general and administrative expenses to increase as sales and related support needs expand, we expect our sales growth rate to outpace the rate of increased selling, general and administrative expenses as we achieve further efficiencies of scale. We also expect to incur greater selling, general and administrative expenses as a result of operating as a publicly traded company.
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
The comparability of our results of operations have been significantly impacted by the effects of the COVID-19 pandemic on our business, industry, customer behavior, key markets where we operate and as a result of macroeconomic factors. Accordingly, certain period-over-period comparison have been and may continue to be influenced by disruption due to the COVID-19 pandemic.

At the outset of the COVID-19 pandemic in the third quarter of Fiscal 2020, we experienced a significant decrease in sales of ultra-luxury wines sold through our on-premise wholesale sales channel and a significant increase of sales of ultra-luxury and luxury wines sold at off-premise retailers. Historically, our ultra-luxury winery brands, have delivered higher gross profit margins, and generally sell in larger volumes on-premise than our luxury winery brands, which typically see higher sales volumes off-premise. This shift in sales channel mix continued through the majority of Fiscal 2021. As we observe continued signs of reopening across the domestic consumer product markets and reversion toward consumer consumption and purchasing habits which we believe to be more in line with trends observable before the COVID-19 pandemic, we expect on-premise sales to increase from their pandemic lows, resulting in higher sales of our ultra-luxury winery brands. At the same time, the significant growth in off-premise sales that we have experienced during the pandemic may be tempered, and the rate of growth may marginally slow at off-premise retailers. Although we have observed strong customer demand during periods impacted by pervasive stay-at-home restrictions, and cannot predict the future impact on consumer spending as these restrictions continue to lessen, we believe that the diverse offerings of The Duckhorn Portfolio, which include a broad spectrum of price points, mitigates some of the risk to our future operations in periods in which the on- and off-premise relative mix fluctuates.
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
Impact of wildfires
During the first quarter of Fiscal 2021, several wildfires occurred in Northern California. These fires have adversely affected industry grape supplies, though the full extent is not yet known. Other than smoke exposure to grapes that had not been harvested, our own vineyards did not sustain damage during the fires. However, smoke and fire damage to vineyards in the primary regions and markets where we source fruit rendered some of the available grapes unacceptable for the Company’s production needs. In response, we took steps to obtain alternative sources of supply that we believe substantially mitigates the impact of the fires on our supply. Based on our internal analysis of the impacts of the wildfires, we believe the potential future impact on our operational results to be immaterial. We intend to continue monitoring the ongoing effects on our business for any material changes to that conclusion. Wildfires and smoke damage to grape yields have resulted in disruption and could continue to disrupt the overall grape supply market, introduce changes to our production plan, impact the quantity or release timing of expected case sales in our sales forecast, or result in changes to future gross profit margins as compared to prior periods.
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
Impacts of purchase accounting due to prior acquisitions
We were acquired by TSG in Fiscal 2017, and subsequently completed acquisitions of Calera and Kosta Browne in Fiscal 2018 and Fiscal 2019, respectively. In applying business combination accounting pursuant to U.S. GAAP authoritative literature in connection with each of these transactions, we recorded acquired assets and liabilities at their fair values. The impacts of these purchase accounting adjustments primarily resulted in reductions to deferred revenue, increases to inventory, increases to long-lived assets and recognition of indefinite-lived intangible assets and definite-lived intangible assets, which amortize over their assigned useful lives ranging from 9 to 14 years. See Note 6 (Other intangible assets) to our Condensed Consolidated Financial Statements for additional information.
The effects of purchase accounting adjustments on our operational performance caused our pre-tax income from operations to be lower than we would otherwise have recognized due to reduced revenue for the fair value adjustment to deferred revenue, increased cost of sales due to step-up on inventory and increased operating expenses due to step-up depreciation on property and equipment and amortization of definite-lived intangible assets. The table below reflects the line items of our Condensed Consolidated Statements of Operations impacted by these purchase accounting adjustments:

	Three months ended October 31,
(in thousands)	2021	2020
Purchase accounting adjustments to cost of sales	$193	$561
Impact of purchase accounting on gross profit	(193)	(561)
Amortization of customer relationships and other intangible assets	1,921	1,921
Impact of purchase accounting on selling, general and administrative expenses	1,921	1,921
Impacts of purchase accounting on income before income taxes	$(2,114)	$(2,482)
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

	Three months ended October 31,
(in thousands, except percentages)	2021		2020
Net sales	$104,181	100.0%	$91,638	100.0%
Cost of sales	51,771	49.7	47,363	51.7
Gross profit	52,410	50.3	44,275	48.3
Selling, general, and administrative expenses	23,158	22.2	16,805	18.3
Casualty loss	49	—	1,555	1.7
Income from operations	29,203	28.0	25,915	28.3
Interest expense	1,606	1.5	3,580	3.9
Other (income) expense, net	(1,093)	(1.0)	(1,323)	(1.4)
Total other expenses	513	0.5	2,257	2.5
Income before income taxes	28,690	27.5	23,658	25.8
Income tax expense	7,377	7.1	6,136	6.7
Net income	21,313	20.5	17,522	19.1
Less: Net (income) loss attributable to non-controlling interest	(40)	—	1	—
Net income attributable to The Duckhorn Portfolio, Inc.	$21,273	20.4%	$17,523	19.1%
Comparison of the three months ended October 31, 2021 and 2020

Net sales
	Three months ended October 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Net sales	$104,181	$91,638	$12,543	13.7%
Net sales for the three months ended October 31, 2021 increased $12.5 million, or 13.7% to $104.2 million compared to $91.6 million for the three months ended October 31, 2020. The increase in the period is driven by volume growth and a positive price/mix contribution, with increases in the percentage of net sales seen in both our California Direct to Retail and DTC channels. There were no material pricing changes for the periods presented.

Cost of sales
	Three months ended October 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Cost of sales	$51,771	$47,363	$4,408	9.3%
Cost of sales increased by $4.4 million, or 9.3% to $51.8 million for the three months ended October 31, 2021 compared to $47.4 million for the three months ended October 31, 2020. The increase in the period was directly driven by higher sales and decreased impact of step-up cost of wine due to purchase accounting adjustments from prior acquisitions.

Gross profit
	Three months ended October 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Gross profit	$52,410	$44,275	$8,135	18.4%
Gross profit increased $8.1 million, or 18.4% to $52.4 million for the three months ended October 31, 2021 compared to $44.3 million for the three months ended October 31, 2020. The change in gross profit was primarily the result of:
•higher sales volume; and
•a reduction in step-up cost of wine sold for the three months ended October 31, 2021 versus the same period prior year, due to lower balances of remaining inventory with associated step-up from purchase accounting in previous periods.
Gross profit margin was 50.3% for the three months ended October 31, 2021 compared to 48.3% for the three months ended October 31, 2020. The increase, due to movement towards historical trends in consumer spending patterns with the continued recovery of on-premise sales locations, depicts a shift in sales mix in favor of ultra-luxury wines sold throughout all of our sales channels. These shifts are especially prevalent in our Wholesale California and DTC channels in the current period. As our luxury winery brands contribute to outsized volume growth in the future, we may expect downward pressure on gross profit margins in future periods.

Operating expenses
Selling, general and administrative expenses
	Three months ended October 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Selling expenses	$10,398	$8,324	$2,074	24.9%
Marketing expenses	2,172	1,746	426	24.4
General and administrative expenses	10,588	6,735	3,853	57.2
Total selling, general and administrative expenses	$23,158	$16,805	$6,353	37.8%
Selling, general and administrative expenses increased $6.4 million, or 37.8% to $23.2 million for the three months ended October 31, 2021 compared to $16.8 million for the three months ended October 31, 2020. The increase was largely attributable to compensation costs due to our expanded workforce, higher equity-based compensation as a public company as compared to the prior year period, transaction expenses incurred for the secondary offering (see Note 1 (Description of business) for additional information related to the offering), higher general and administrative costs related to being a public company and higher selling expenses in support of revenue-generating activities as travel restrictions lessened versus the comparative prior year period.
General and administrative expenses were higher for the three months ended October 31, 2021, primarily due to equity-based compensation costs and public company costs that we had not incurred in the prior year period shown. Selling expenses were higher for the three months ended October 31, 2021 due to equity-based and other compensation costs along with the impacts of increased business travel and the related costs of in-person sales activities beginning to occur again that had previously been constrained due to COVID-19 restrictions in key markets where we operate. Marketing expenses increased by $0.4 million for the three months ended October 31, 2021 versus the comparative period due primarily to increases in equity-based compensation and other compensation costs, further increased due to the prior year period showing reductions in marketing and promotional events as a result of the ongoing pandemic.

Casualty loss
	Three months ended October 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Casualty loss	$49	$1,555	$(1,506)	(96.8)%
Casualty loss decreased by $1.5 million, or 96.8% for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. In the first quarter of Fiscal 2021, a series of wildfires occurred resulting in incremental costs to us. These costs, largely occurring in the same quarter as the fires, included the cost of unharvested fruit that was damaged and rendered useless, charges we incurred to respond to imminent wildfire threat with fire-fighting crews to protect our assets, clean-up and smoke remediation expenses to restore operations at our tasting rooms after the fires, testing fees to evaluate our fruit for possible smoke damage, and washing or other grape processing costs prior to vinification to reduce the risk of smoke in finished wine. See Note 13 (Casualty loss) to our Condensed Consolidated Financial Statements for further information.

Other expenses
	Three months ended October 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Interest expense	$1,606	$3,580	$(1,974)	(55.1)%
Other (income) expense, net	(1,093)	(1,323)	230	(17.4)%
Total other expenses, net	$513	$2,257	$(1,744)	(77.3)%
Other expenses decreased by $1.7 million, or 77.3% to $0.5 million for the three months ended October 31, 2021 compared to $2.3 million for the three months ended October 31, 2020. Our interest expense was reduced year over year driven by lower debt balances outstanding for the period, in conjunction with lower average interest rates on our variable debt. The change in our other (income) expenses, net, was primarily driven by downward pressure on LIBOR and a lower overall swap nominal balance, which reduced the liability balance on our interest rate swap, resulting in a gain for the three months ended October 31, 2021. In addition, see “—Liquidity and capital resources” for discussion of our Credit Facility.

Income tax expense
	Three months ended October 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Income tax expense	$7,377	$6,136	$1,241	20.2%
Income tax expense increased $1.2 million, or 20.2% to $7.4 million for the three months ended October 31, 2021 compared to $6.1 million for the three months ended October 31, 2020. The change in our income tax expense was primarily due to increased pre-tax income in the current period, as the effective tax rate remained largely consistent year over year.
Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of October 31, 2021, we had $5.2 million in cash and $314.0 million available in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility.
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
Cash flows
The following table presents the major components of net cash flows.

	Three months ended October 31,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$22,747	$2,487
Investing activities	(5,896)	(7,686)
Financing activities	(15,848)	252
Net increase (decrease) in cash	$1,003	$(4,947)
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
For the three months ended October 31, 2021, net cash provided by operating activities was $22.7 million compared to $2.5 million for the three months ended October 31, 2020, an increase of $20.2 million. The increase in cash provided by operating activities was driven by the following factors:
•Operating cash flows increased due to an increase in net income of $5.4 million after adjusting for non-cash items;
•The combination of increased prepaid insurance premiums on new and existing policies and bulk and bottled wine supply management to support increases in demand resulted in a decrease to operating cash flow of $8.8 million;
•Our wholesale sales channel, generally subject to credit terms, saw an increase in net sales, which drove a corresponding increase in accounts receivable and resulted in a $0.4 million increase in operating cash flow;
•Changes in accounts payable and accrued expenses increased operating cash flows $32.2 million due primarily to timing of invoice payments, predominately related to grape grower purchases during the annual harvest period;
•Decreases in accrued compensation of $4.6 million based on the timing of certain compensation-related payments resulted in an increase in operating cash flow; and
•Higher list member sales as compared to previous periods, partially due to shipment timing, decreased deferred revenues and operating cash flows by $4.3 million.

Investing activities
For the three months ended October 31, 2021, net cash used in investing activities was $5.9 million compared to $7.7 million for the three months ended October 31, 2020, a decrease of $1.8 million. Capital expenditures were $5.9 million for the three months ended October 31, 2021 and $7.7 million for three months ended October 31, 2020. From time to time we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions to support our growth. Any such transactions may require us to make additional investments and capital expenditures in the future.
Financing activities
For the three months ended October 31, 2021, net cash used in financing activities was $15.8 million as compared to net cash provided by financing activities of $0.3 million for the three months ended October 31, 2020, an increase of $16.1 million of net cash used in financing activities. The increase in cash used in financing activities was primarily the result of an increase in payments and a decrease in borrowing on our revolving line of credit, netting to $13.0 million cash used for the three months ended October 31, 2021 in comparison to $4.0 million cash provided by the net revolving line of credit activities for the three months ended October 31, 2020.
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
As of October 31, 2021, outstanding principal balances on the debt instruments were $111.0 million for the revolving line of credit, $7.9 million for the capital expenditure loan, $101.8 million for the term loan (tranche one) and $14.0 million for term loan (tranche two).
The First Lien Loan Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of October 31, 2021, we were not in violation of any covenants.
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
Capital expenditure loan
The capital expenditure loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. As of October 31, 2021, the $25.0 million limit was fully drawn. This instrument has an interest rate of LIBOR plus 190 basis points.
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
Off-balance sheet arrangements
As of October 31, 2021, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which are prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies requires judgments regarding future events. These estimates and judgments could materially impact the Condensed Consolidated Financial Statements and disclosures based on varying assumptions, as future events rarely develop exactly as forecasted, and even the best estimates routinely require adjustment.
There have been no material changes in our critical accounting policies during the three months ended October 31, 2021, as compared to those disclosed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for Fiscal 2021.
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
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon LIBOR plus applicable margins or predetermined alternatives rates, as applicable, pursuant to the terms of our Credit Facility. As of October 31, 2021, our outstanding borrowings at variable interest rates totaled $231.9 million. An increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.3 million increase in interest expense on an annualized basis and could have a material effect on our results of operation or financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in March 2020. See Note 9

(Derivative instruments) to our Condensed Consolidated Financial Statements for further information on the interest rate swap.
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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The Company had no outstanding foreign exchange forward contracts as of October 31, 2021. See Note 9 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of October 31, 2021.
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
Other raw materials we source include glass, corks and wine additives. We currently source these materials from multiple vendors. We have and will continue to negotiate prices with these suppliers on an annual basis, conducting a competitive bidding process for all raw materials to leverage our volume in lowering the input costs of production. We do not engage in forward, future or other derivative hedging activities to attempt to manage future price volatility of raw materials or other production-related inputs. As a result, some of these prices change over time, and future changes to commodity prices, raw materials or other significant inputs in our wine production could have a material impact to our future results of operations.
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
As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended October 31, 2021.
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
Item 1A. Risk factors.
For a discussion of our potential risks and uncertainties, please see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for Fiscal 2021. There have been no material changes since our previous 10-K filing.
Item 6. Exhibits.

Exhibit no.	Exhibit description	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	XBRL Taxonomy Extension Schema Document.	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: December 8, 2021	By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: December 8, 2021	By:	/s/ Lori Beaudoin
Lori Beaudoin
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)