Form 10-Q
period 2022-01-31
Duckhorn Portfolio, Inc.
filed 2022-03-10
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022

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

The registrant had outstanding 115,065,210 shares of common stock, $0.01 par value per share, as of February 28, 2022.

Glossary
The following terms are used in this quarterly report unless otherwise noted or indicated by the context:
•"Company," "we," "us," "our," "Duckhorn" and "The Duckhorn Portfolio" refer to The Duckhorn Portfolio, Inc. and its consolidated subsidiaries.
•"2016 Equity Plan" refers to the Company's board approved 2016 Equity Incentive Plan.
•"2021 Plan" refers to the Company's board approved 2021 Equity Incentive Plan.
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
•"ESPP" refers to Employee Stock Purchase Plan
•"Estate vineyards" refers to vineyards controlled or owned by the Company.
•"Estate wines" refers to wine made with grapes that share geographical provenance and are farmed, fermented, aged and bottled on-site at Company controlled facilities.
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
•"IPO" refers to our initial public offering completed in March 2021.
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
•"U.S." refers to the United States.
•"U.S. GAAP" refers to accounting principles generally accepted in the United States.
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events, and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk factors” in our Fiscal 2021 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements whether as a result of new information, future developments or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements in making your investment decision. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
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

PART I
Item 1. Financial Statements.

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position

(in thousands, except share and per share amounts)	January 31, 2022	July 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$4,770	$4,244
Accounts receivable trade (net of allowance of $400 and $800, respectively)	43,008	33,253
Inventories	297,531	267,737
Prepaid expenses and other current assets	9,524	9,167
Total current assets	354,833	314,401
Long-term assets
Property and equipment, net	255,845	240,939
Intangible assets, net	196,705	200,547
Goodwill	425,209	425,209
Other long-term assets	2,719	2,021
Total long-term assets	880,478	868,716
Total assets	$1,235,311	$1,183,117

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$9,858	$3,556
Accrued expenses	27,076	21,557
Accrued compensation	12,716	16,845
Deferred revenue	143	3,102
Current maturities of long-term debt	11,244	11,324
Other current liabilities	377	397
Total current liabilities	61,414	56,781
Long-term liabilities
Revolving line of credit, net	133,011	121,348
Long-term debt, net of current maturities and debt issuance costs	109,149	114,625
Deferred income taxes	86,667	86,667
Other long-term liabilities	986	1,458
Total long-term liabilities	329,813	324,098
Total liabilities	391,227	380,879
Commitments and Contingencies (Note 11)
Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 115,065,210 issued and outstanding at January 31, 2022 and 115,046,793 issued and outstanding at July 31, 2021	1,151	1,150
Additional paid-in capital	729,508	726,903
Retained earnings	112,839	73,634
Total The Duckhorn Portfolio, Inc. equity	843,498	801,687
Non-controlling interest	586	551
Total equity	844,084	802,238
Total liabilities and equity	$1,235,311	$1,183,117
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended January 31,		Six months ended January 31,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net sales (net of excise taxes of $1,507, $1,150, $2,983 and $2,415, respectively)	$98,736	$83,657	$202,917	$175,295
Cost of sales	49,259	41,900	101,030	89,263
Gross profit	49,477	41,757	101,887	86,032

Selling, general and administrative expenses	23,814	17,471	46,972	34,276
Casualty loss (gain), net (Note 13)	31	(7,770)	80	(6,215)
Income from operations	25,632	32,056	54,835	57,971

Interest expense	1,636	3,612	3,242	7,192
Other income, net	(338)	(1,491)	(1,431)	(2,814)
Total other expenses	1,298	2,121	1,811	4,378
Income before income taxes	24,334	29,935	53,024	53,593
Income tax expense	6,407	7,935	13,784	14,071
Net income	17,927	22,000	39,240	39,522
Less: Net loss (income) attributable to non-controlling interest	5	3	(35)	4
Net income attributable to The Duckhorn Portfolio, Inc.	$17,932	$22,003	$39,205	$39,526

Net income per share of common stock:
Basic	$0.16	$0.22	$0.34	$0.39
Diluted	$0.16	$0.22	$0.34	$0.39

Weighted average shares of common stock outstanding:
Basic	115,049,395	101,713,460	115,048,094	101,713,460
Diluted	115,389,502	101,713,460	115,391,011	101,713,460

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. equity	Non-controlling interest	Total equity
	Shares	Amount
Balances at July 31, 2020	101,713,460	$1,017	$535,372	$117,658	$654,047	$557	$654,604
Net income (loss)	—	—	—	17,523	17,523	(1)	17,522
Equity-based compensation	—	—	288	—	288	—	288
Balances at October 31, 2020	101,713,460	$1,017	$535,660	$135,181	$671,858	$556	$672,414
Net income (loss)	—	—	—	22,003	22,003	(3)	22,000
Equity-based compensation (Note 12)	—	—	288	—	288	—	288
Balances at January 31, 2021	101,713,460	$1,017	$535,948	$157,184	$694,149	$553	$694,702

Balances at July 31, 2021	115,046,793	$1,150	$726,903	$73,634	$801,687	$551	$802,238
Net income	—	—	—	21,273	21,273	40	21,313
Equity-based compensation	—	—	1,459	—	1,459	—	1,459
Balances at October 31, 2021	115,046,793	$1,150	$728,362	$94,907	$824,419	$591	$825,010
Net income (loss)	—	—	—	17,932	17,932	(5)	17,927
Initial public offering, net of issuance costs	—	—	(270)	—	(270)	—	(270)
Issuance of common stock under equity incentive plans	18,417	1	—	—	1	—	1
Equity-based compensation (Note 12)	—	—	1,416	—	1,416	—	1,416
Balances at January 31, 2022	115,065,210	$1,151	$729,508	$112,839	$843,498	$586	$844,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended January 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$39,240	$39,522
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,109	10,881
(Gain) loss on disposal of assets	(13)	66
Change in fair value of derivatives	(957)	(2,827)
Amortization of debt issuance costs	804	823
Loss on debt extinguishment	—	272
Equity-based compensation	2,875	576
Change in operating assets and liabilities:
Accounts receivable trade, net	(9,755)	(3,272)
Inventories	(29,794)	(26,363)
Prepaid expenses and other current assets	(361)	(7,765)
Other long-term assets	(217)	(166)
Accounts payable	6,377	2,250
Accrued expenses	6,621	9,138
Accrued compensation	(4,129)	(45)
Deferred revenue	(2,960)	3,086
Other current and long-term liabilities	(12)	(35)
Net cash provided by operating activities	18,828	26,141

Cash flows from investing activities
Purchases of property and equipment	(23,408)	(9,793)
Proceeds from sales of property and equipment	72	45
Net cash used in investing activities	(23,336)	(9,748)

Cash flows from financing activities
Payments of deferred offering costs	(270)	—
Payments under line of credit	(52,000)	(43,500)
Borrowings under line of credit	63,000	37,500
Extinguishment of long-term debt	—	(38,131)
Issuance of long-term debt	—	38,131
Payments of long-term debt	(5,696)	(7,238)
Repayment of capital leases	—	(8)
Debt issuance costs	—	(125)
Net cash provided by (used in) financing activities	5,034	(13,371)
Net increase in cash	526	3,022
Cash - Beginning of year	4,244	6,252
Cash - End of year	$4,770	$9,274

Non-cash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$193	$279
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
Secondary offering
In the first quarter of Fiscal 2022, the Company completed a secondary offering where certain existing shareholders sold 12,000,000 shares of common stock at a price of $20.50 per share. In November 2021, an additional 626,467 shares of common stock were sold pursuant to the partial exercise of the underwriters' option to purchase additional shares. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $1.0 million of which $0.4 million was incurred in the fourth quarter of Fiscal 2021. These costs are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
2.    Basis of presentation and recent accounting pronouncements
Basis of presentation
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
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At January 31, 2022 and July 31, 2021, the Company's ownership percentage of the sole identified VIE was 76.2%. The VIE's net assets were $2.4 million and $2.2 million at January 31, 2022 and July 31, 2021, respectively. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for goods under current contracts.
Recent accounting pronouncements
As an “emerging growth company” as established by the JOBS Act, the Company is permitted to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates available to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Based on the Company's aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of January 31, 2022, the Company will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ending July 31, 2022.
Recently issued accounting pronouncements not yet adopted:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and several amendments, codified as ASC 842, which supersedes prior guidance on accounting for leases under FASB ASC 840, Leases. ASU No. 2016-02, among other provisions, (i) requires lessees to classify leases as either finance or operating leases, (ii) generally requires all leases to be recorded on the Condensed Consolidated Statements of Financial Position through the recognition of right-of-use assets and corresponding lease liabilities and (iii) expands mandatory qualitative and quantitative disclosures regarding leasing activities. The FASB issued ASU No. 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective dates for certain entities”, which extends the effective date for all other entities, for annual reporting periods beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The amended standard is effective for the Company beginning with the year ended July 31, 2022. Early adoption is permitted. The Company’s assessment of the new lease accounting standard’s impact on the Condensed Consolidated Financial Statements is ongoing. The Company is evaluating the optional practical expedients and assessing the Company's existing lease portfolio in order to determine the impact to the financial statements, accounting systems, processes, and internal control over financial reporting. While the Company has not yet quantified the impact, adjustments resulting from the adoption of this standard will materially increase total assets and total liabilities with the recognition of right of use assets and lease liabilities related to the Company's operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, collectively, ASC 326, to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For many entities with financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which may result in the earlier recognition of credit losses on financial instruments. This guidance will be effective for the Company beginning with the year ended July 31, 2022, with early adoption permitted. The Company is currently evaluating the impact this standard could have on the Condensed Consolidated Financial Statements.
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
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Wholesale - distributors	67.2%	60.2%	67.9%	66.9%
Wholesale - California direct to retail(a)	19.8	19.6	18.1	16.9
DTC(b)	13.0	20.2	14.0	16.2
Net sales	100.0%	100.0%	100.0%	100.0%
________________________________________________
(a) Includes $0.5 million and $2.2 million of sales related to bulk, grape and merchandise sales for the three months and six months ended January 31, 2022, respectively. Sales of a similar nature were immaterial for the three months and six months ended January 31, 2021.
(b) Includes shipping and handling revenue of $0.4 million and $0.6 million for the three months ended January 31, 2022 and 2021, respectively and $0.9 million and $1.1 million for the six months ended January 31, 2022 and 2021, respectively.
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

As shown on the Condensed Consolidated Statements of Financial Position, the balance of deferred revenue was $3.1 million at July 31, 2021, the beginning of the period, and was $0.1 million at January 31, 2022, the end of the period. Revenue recognized during the six months ended January 31, 2022, which was included in the opening contract liability balance for the corresponding period totaled $3.0 million.
4.    Inventories
Inventories were comprised of the following:

(in thousands)	January 31, 2022	July 31 2021
Finished goods
Bottled wine	$94,520	$120,876
Merchandise	458	547
Work in progress
Bulk wine	194,186	130,693
Packaging	3,747	3,541
Overhead	1,671	613
Raw materials
Deferred crop costs	2,949	11,467
Total	$297,531	$267,737
The Company capitalizes into inventory depreciation related to property and equipment used in the production of inventory. For the six months ended January 31, 2022 and the year ended July 31, 2021, the amount of depreciation capitalized was $6.6 million and $12.5 million, respectively.
5.    Property and equipment
Property and equipment was comprised of the following major components as of:

(in thousands)	January 31, 2022	July 31, 2021
Land	$131,297	$120,063
Buildings and improvements	68,646	68,616
Vineyards and improvements	32,511	29,164
Machinery and equipment	51,618	49,607
Barrels	30,844	26,349
Total depreciable property and equipment	314,916	293,799
Less: accumulated depreciation and amortization	(63,177)	(58,542)
Total depreciable property and equipment, net	251,739	235,257
Construction in progress	4,106	5,682
Property and equipment, net	$255,845	$240,939
Depreciation expense was $0.3 million and $0.7 million for three months and six months ended January 31, 2022 and $0.3 million and $0.6 million for three months and six months ended January 31, 2021, respectively. See Note 4 (Inventories) for depreciation expense capitalized into inventory.
Vineyard acquisitions
In the second quarter of Fiscal 2022, the Company completed the purchase of three Napa County, California vineyards and related assets for a total of $14.5 million.

6.    Other intangible assets
Intangible assets were comprised of the following components:

	January 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets
Customer relationships	$92,720	$38,054	$54,666
Leasehold interests	1,572	433	1,139
Total definite-lived intangible assets	94,292	38,487	55,805
Indefinite-lived intangible assets
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$235,192	$38,487	$196,705

	July 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets
Customer relationships	$92,720	$34,274	$58,446
Leasehold interests	1,572	371	1,201
Total definite-lived intangible assets	94,292	34,645	59,647
Indefinite-lived intangible assets
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$235,192	$34,645	$200,547
The Company’s amortization expense for both the three months and six months ended January 31, 2022 and 2021 was $1.9 million and $3.8 million, respectively. For the next five years, the Company anticipates the annual amortization of the definite-lived intangible assets that have been recorded as of January 31, 2022 to be $7.7 million per year.
7.    Accrued expenses
The Company’s accrued expenses balance consisted of the following amounts:

(in thousands)	January 31, 2022	July 31, 2021
Trade spend(a)	$16,207	$10,734
Bulk wine and other received not invoiced	607	1,526
Barrel purchases	—	936
Deferred compensation liability(b)	2,144	2,096
Income tax payable	2,313	—
Accrued invoices and other accrued expenses	5,805	6,265
Total	$27,076	$21,557
________________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives granted for meeting specific depletion targets.
(b) The Company intends to use the cash surrender value life insurance policies in settling its deferred compensation plan liability. The cash surrender value of the life insurance policies was $1.9 million and $1.7 million at January 31, 2022 and July 31, 2021, respectively.

8.    Debt
The Company is subject to the requirements of various financial covenants pursuant to the term loans and revolving line of credit, including a debt to net worth maximum and a fixed charge coverage ratio as defined in the Credit Facility. As of January 31, 2022, the Company was not in violation of any financial covenant.
Included in interest expense in the Condensed Consolidated Statements of Operations, and in depreciation and amortization on the Condensed Consolidated Statements of Cash Flows, is amortization related to debt issuance costs of $0.4 million for both the three months ended January 31, 2022 and 2021 and $0.8 million for both the six months ended January 31, 2022 and 2021.
Revolving line of credit
At January 31, 2022, $290.0 million was available to draw under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. The weighted-average interest rate was 1.8% on the amount outstanding at January 31, 2022. There were no amounts outstanding on the letter of credit sub-facility or the swingline sub-facility at January 31, 2022.
9.    Derivative instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the financial results and Condensed Consolidated Statements of Financial Position.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company's derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of January 31, 2022 or July 31, 2021. The Company does not enter into derivative instruments for trading or speculative purposes. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.
As of January 31, 2022, the Company held the following interest rate swap agreements, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

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
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	January 31, 2022	July 31, 2021
Derivative instruments not designated as hedging instruments
Interest rate swap contracts	$100,000	$100,000
Foreign currency forward contracts	—	2,369
Total derivative instruments not designated as hedging instruments	$100,000	$102,369

Results of period derivative activity
The estimated fair value and classification of derivative instruments on the accompanying Condensed Consolidated Statements of Financial Position are as follows:

(in thousands)		January 31, 2022	July 31, 2021
Derivative instruments not designated as hedging instruments
	Classification
Interest rate swap contracts
Swap contract	Other long-term assets	$482	$—
Derivative instrument	Other long-term liabilities	—	(480)

Foreign currency forward contracts
Derivative instrument	Other current assets	$—	$5
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended January 31,		Six months ended January 31,
(in thousands)	Classification	2022	2021	2022	2021
Interest rate swap contracts	Other income, net	$(515)	$(1,279)	$(962)	$(2,945)
Foreign currency forward contracts	Other income, net	—	—	5	118
Total gains		$(515)	$(1,279)	$(957)	$(2,827)
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
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at January 31, 2022, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Interest rate swap contracts	$—	$482	$—	$482
Deferred compensation plan asset	—	1,920	$—	1,920
Liabilities
Deferred compensation liability	$—	$2,144	—	$2,144
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2021, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$5	$—	$5
Deferred compensation plan asset	—	1,719	—	1,719
Liabilities
Interest rate swap contracts	$—	$480	$—	$480
Deferred compensation liability	—	2,096	—	2,096
11.    Commitments and contingencies
Operating leases
The Company leases approximately 150 acres of vineyard property in California under various third-party operating lease agreements, with terms ranging from one to 30 years, expiring in future years through December 2046. The Company also leases office space, office equipment and visitor centers under third-party operating leases. Some lease agreements contain purchase options and many include renewal options at specified dates throughout the lease terms. Rental expense was $1.0 million and $2.0 million for three months and six months ended January 31, 2022, respectively, and $0.9 million and $2.0 million for the three months and six months ended January 31, 2021, respectively, the majority of which is capitalized into inventory.

At January 31, 2022, the future minimum payments under the non-cancelable operating lease agreements by fiscal year are as follows:

(in thousands)
Remaining portion of 2022	$2,068
2023	4,122
2024	4,106
2025	4,070
2026	2,686
Thereafter (collectively)	10,836
Total	$27,888
The Company is also party to non-cancelable sublease agreements. Sublease income was immaterial for the three and six months ended January 31, 2022 and is accounted for as other income in the Consolidated Statements of Operations. The terms of the agreements range between three and five years and the total future minimum payments for these subleases is immaterial.
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
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks, and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies, which are both probable and reasonably estimable. As of January 31, 2022, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company believes the probability of incurring future obligations under these indemnification provisions is sufficiently remote. As of January 31, 2022 and July 31, 2021, no amounts have been accrued related to such indemnification provisions.

12.    Equity-based compensation
2016 Equity Plan
The Company recognized equity compensation expense related to the 2016 Plan in selling, general and administrative expenses due to units vesting over their requisite service periods in the aggregate amounts of $0.1 million and $0.2 million for the three months and six months ended January 31, 2022, respectively, and $0.3 million and $0.6 million for the three months and six months ended January 31, 2021, respectively. The total unrecognized compensation expense related to the 2016 Plan was $0.2 million as of January 31, 2022, which is expected to be recognized over a weighted-average period of 0.5 years.
Restricted shares

	Performance-based shares	Weighted-average grant-date fair value
Unvested as of July 31, 2021	399,234	$14.23
Granted	—	—
Vested	(133,076)	14.23
Forfeited	—	—
Unvested as of January 31, 2022	266,158	$14.23
The total fair value of restricted shares that vested during the six months ended January 31, 2022 was $1.9 million.
2021 Equity incentive plan
The Company recognized in selling, general and administrative expenses equity compensation expense related to the 2021 Plan totaling $1.1 million and $2.2 million for the three months and six months ended January 31, 2022, respectively, due to units vesting over their requisite service period. In addition, the Company capitalized into inventory $0.2 million and $0.4 million for the three months and six months ended January 31, 2022, respectively.
Stock options
Stock option activity and activity regarding shares available for grant under the 2021 Plan is shown below:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2021	1,552,648	$17.11
Granted	—	—
Vested	—	—
Forfeited	(2,799)	17.00
Outstanding at January 31, 2022	1,549,849	$17.11	9.1	$5,888
The total unrecognized compensation expense related to the 2021 Plan stock options was $5.6 million as of January 31, 2022, which is expected to be recognized over a weighted-average period of 3.1 years. No options were vested and exercisable as of January 31, 2022.

Restricted stock units
RSU grant activity under the 2021 Plan is shown below:

	Number of units	Weighted-average grant-date fair value per share
Unvested as of July 31, 2021	555,950	$16.95
Granted	22,333	20.24
Vested	(18,417)	15.34
Forfeited	(932)	17.00
Unvested as of January 31, 2022	558,934	$17.13
The total fair value of restricted stock that vested during the six months ended January 31, 2022 was $0.3 million. The total unrecognized compensation expense related to the 2021 Plan RSUs was $7.4 million as of January 31, 2022, which is expected to be recognized over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the 2021 Employee Stock Purchase Plan, which allows for the issuance of up to a total of 1,250,509 shares of the Company's common stock. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. The purchase price of each share will be 85% of the lesser of the fair market value of the stock as determined on the applicable grant date or the applicable purchase date for each offering period.
Each offering period is six months in duration. The first offering period for the Employee Stock Purchase Plan began on January 3, 2022. Thereafter, offering periods will begin on the first business day of January and July. No purchases have been made under the ESPP as of January 31, 2022.
The fair value of ESPP shares is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP for the initial offering period that began on January 3, 2022.

Expected term (in years)(a)	0.5
Expected dividend yield(b)	—
Risk-free interest rate(c)	0.22%
Expected volatility(d)	47%
Stock price	$23.33
________________________________________________
(a) Based on the contractual terms of the 2021 ESPP Agreement and equal to each option period.
(b) The Company has not historically paid and does not expect to pay dividends in the foreseeable future.
(c) The risk-free rate was estimated from the U.S. Constant Maturity Treasury Yield Curve for a period consistent with the expected term in effect at the grant date.
(d) The expected volatility was estimated based on analysis of the Company's historical and implied volatility, and considering a group of guideline public companies deemed to be comparable public peers within the Company’s industry.
The equity-based compensation expense related to the ESPP is generally recognized evenly over the service period unless otherwise stipulated by the award agreement. The service period is the period over which the employee performs the related services, which is normally the same as the six month ESPP offering period.
As of January 31, 2022, total estimated unrecognized compensation expense related to the ESPP was $0.1 million. That cost is expected to be recognized over the remaining term of the offering period of 0.4 years.

13.    Casualty loss
Wildfires
Several wildfires occurred in northern California in the first quarter of Fiscal 2021. Other than smoke exposure to unharvested grapes, the Company's owned and leased vineyards did not sustain damage during the fires. Fire and smoke exposure related expenses are reported on the casualty loss line in the Condensed Consolidated Statement of Operations and were immaterial in the current fiscal year. Smoke and fire damage to vineyards in the primary markets where the Company sources fruit rendered some of the available grapes unacceptable for the Company’s production needs. Based on an internal analysis of the impacts of these wildfires, Management believes the potential impact to the Company's operational results to be immaterial and intend to continue to monitor the ongoing effects to the business for any material changes to that conclusion.
Flood
In Fiscal 2021, as discussed in the 2021 Form 10-K, the Company received proceeds from an insurance claim related to losses incurred in February 2019 due to a flood at a winery. Any incremental charges in the fiscal year ended July 31, 2021, offset by insurance proceeds received, which were reported on the casualty gain, net line item in the Consolidated Statements of Operations and did not recur in Fiscal 2022.
14.    Earnings per share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company's basic and diluted income per share calculation:

	Three months ended January 31,		Six months ended January 31,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator - Net income attributable to The Duckhorn Portfolio, Inc.	$17,932	$22,003	$39,205	$39,526

Denominator:
Weighted average number of shares of common stock outstanding - basic	115,049,395	101,713,460	115,048,094	101,713,460
Dilutive stock options and restricted stock(a)	340,107	—	342,917	—
Weighted average number of shares of common stock outstanding - assuming dilution	115,389,502	101,713,460	115,391,011	101,713,460

Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.16	$0.22	$0.34	$0.39
Diluted	$0.16	$0.22	$0.34	$0.39
________________________________________________
(a) Calculated using the treasury stock method.
There were no outstanding common stock awards deemed anti-dilutive for the three months and six months ended January 31, 2022 and 2021.
15.    Subsequent events
In February 2022, the Company entered into a preliminary purchase and sale agreement to buy a San Luis Obispo County, California vineyard and related assets for a total of $18.2 million. This acquisition is expected to close during the third quarter of Fiscal 2022, subject to customary closing conditions. Accordingly, until closing of the purchase, there can be no assurance that the Company will acquire the vineyard property. The Company has not yet completed its evaluation and determination of final consideration to be paid, certain assets and liabilities acquired or treatment of these transactions as either a business combination or asset acquisition in accordance with Topic 805.

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
We sell our wines in all 50 states and over 50 countries at prices ranging from $20 to $200 per bottle under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Kosta Browne, Goldeneye, Paraduxx, Calera, Migration, Canvasback, Greenwing and Postmark. Our wines have a strong record of achieving critical acclaim, vintage after vintage. Each winery brand boasts its own winemaking team to create distinct experiences for consumers, to ensure product quality and continuity and to galvanize sustainable farming practices. Beyond our winemaking teams is an organization comprised of passionate, talented employees, including a highly tenured executive team that has approximately 100 years of cumulative experience with Duckhorn.
We sell our wines to distributors outside California and directly to retail accounts in California, which together comprise our wholesale channel. We also sell directly to consumers through our DTC channel, which made up approximately 14% of our net sales for the first six months of Fiscal 2022. Our powerful omni-channel sales model drives strong margins by leveraging long-standing relationships developed over the past forty years. We believe our iconic winery brands together with our scaled, quality-focused production, omni-channel distribution and dedicated employees, set the standard for North American luxury wine.
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

	Three months ended January 31,		Six months ended January 31,
(in thousands)	2022	2021	2022	2021
Net sales	$98,736	$83,657	$202,917	$175,295
Gross profit	$49,477	$41,757	$101,887	$86,032
Net income attributable to The Duckhorn Portfolio, Inc.	$17,932	$22,003	$39,205	$39,526
Adjusted EBITDA	$34,310	$32,178	$72,400	$65,900

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc.:

	Three months ended January 31,		Six months ended January 31,
(in thousands)	2022	2021	2022	2021
Net income attributable to The Duckhorn Portfolio, Inc.	$17,932	$22,003	$39,205	$39,526
Interest expense	1,636	3,612	3,242	7,192
Income tax expense	6,407	7,935	13,784	14,071
Depreciation and amortization expense	6,280	5,765	11,109	10,881
EBITDA	32,255	39,315	67,340	71,670
Purchase accounting adjustments(a)	99	762	292	1,323
Transaction expenses(b)	1,024	—	2,770	—
Change in fair value of derivatives(c)	(515)	(1,279)	(957)	(2,827)
Equity-based compensation(d)	1,416	288	2,875	576
Casualty gain, net(e)	—	(7,832)	—	(7,832)
Loss on debt extinguishment(f)	—	—	—	272
IPO preparation costs(g)	—	210	—	405
Wildfire costs(h)	31	62	80	1,617
COVID-19 costs(i)	—	652	—	696
Adjusted EBITDA	$34,310	$32,178	$72,400	$65,900
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
(b) Transaction expenses include legal and professional fees and change of control payments incurred in connection with our IPO in March 2021. Also included are expenses incurred for abandoned transactions and the secondary offering completed in October 2021. These expenses were directly related to such transactions and were incremental to our normal operating expenses.
(c) See Note 9 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.
(d) See Note 12 (Equity-based compensation) to our Condensed Consolidated Financial Statements for additional information.
(e) Casualty gain, net in adjusted EBITDA pertains to the flood event at one of our wineries in Fiscal 2019, and was primarily comprised of insurance proceeds received pursuant to our claim, offset by flood damage and remediation costs. The proceeds received, offset by costs incurred, are reported on the casualty loss (gain), net line in the Condensed Consolidated Statements of Operations. See Note 13 (Casualty loss) to our Condensed Consolidated Financial Statements for additional information.
(f) Loss on debt extinguishment includes charges for unamortized deferred financing fees we recognized in connection with amendments to our Credit Facility.
(g) IPO preparation costs include professional fees incurred for outside consultants to advise us on legal, accounting and tax matters related to our preparation for becoming a public company, which were not directly attributable to an offering.
(h) Wildfire costs include the cost of unharvested fruit that was damaged and rendered useless, charges we incurred to respond to imminent wildfire threat with fire-fighting crews to protect our assets, clean-up and smoke remediation expenses to restore operations at our tasting rooms after the fires, testing fees to evaluate our fruit for possible smoke damage, and washing or other grape processing costs prior to vinification to reduce the risk of smoke in finished wine.These costs are reported on the casualty loss (gain), net line in the Condensed Consolidated Statements of Operations. See Note 13 (Casualty loss) to our Condensed Consolidated Financial Statements for additional information. While we expect the potential for wildfires to be an ongoing risk to running an agricultural business in California, we believe the wildfires and related costs we experienced are not indicative of our core operating performance.
(i) COVID-19 costs include certain incremental expenses incurred during the outbreak of the COVID-19 pandemic and the short-term closure mandates imposed by government officials in the jurisdictions in which we operate. These costs include tasting room expenses incurred during a period of mandatory closure and reduced capacity, salaries and severance expenses for certain employees and other immaterial costs to transfer inventory.
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

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Wholesale - distributors	67.2%	60.2%	67.9%	66.9%
Wholesale - California direct to retail	19.8%	19.6%	18.1%	16.9%
DTC	13.0%	20.2%	14.0%	16.2%
The composition of our net sales, expressed in percentages by channel for the three months and six months ended January 31, 2022 and 2021, continued to move toward historical trends along with the signs of ongoing recovery from COVID-19 disruption across major markets. While notable gains in on-premise activity continued the shift back toward pre-pandemic levels, off-premise activity remained a key strength in our results as we held onto share gains across our broader wholesale channel.
Net sales for the DTC channel were bolstered by higher visitor center sales overall as compared to the prior year period for the three months and six months ended, although comparability to prior year was impacted by earlier member shipment timing pulling a portion of net sales from the second quarter into the first quarter of Fiscal 2022.
We expect sales channel mix to continue to normalize toward historical levels in correlation with the reversion of consumer purchasing patterns and the re-opening of on-premise sales locations in future periods.
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

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Net sales growth	18.0%	8.7%	15.8%	17.1%
Volume contribution	24.8%	11.4%	15.3%	25.4%
Price / mix contribution	(6.8)%	(2.8)%	0.5%	(8.3)%
For the six months ended January 31, 2022, growth in net sales was mainly attributable to continued strong sales volume growth and a neutral price / mix contribution demonstrating the shift back toward pre-COVID-19 trends with the growth in our on-premise sales. Generally, on-premise growth also drives increased sales in our ultra-luxury brands that sell at higher average sales prices and positively impact price / mix contribution. In the prior year period, we saw immense growth primarily driven by off-premise sales of our luxury winery brands that drove a negative price / mix contribution. Our consistent use of distributor and retail sales discounts and promotions in our wholesale channel to gain market share has historically and may continue to put downward pressure on price / mix contribution given an increase in net sales.
For the three months ended January 31, 2022, negative price mix contribution was impacted by the outsized volume growth of the wholesale channel, aided by continued on-premise resurgence and further pressured by DTC shipment timing moving out of the second quarter of Fiscal 2022 into the first quarter of the same fiscal year.
We expect price / mix contribution will continue to move toward historical levels as consumer purchasing and consumption habits return to normal following the COVID-19 pandemic. We expect that volume contribution will continue to be the primary driver of changes in our net sales in future periods. To the extent our growth is fueled by sales of lower-priced luxury winery brands, we may see lower or negative price / mix contribution in the future, with potential for favorable impacts to price / mix due to brand velocity at varying price points.
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
The following factors and trends in our business have driven net sales growth over the past fiscal years and are expected to be key drivers of our net sales growth for the foreseeable future:
•Further leverage brand strength. We believe our comprehensive growth plan will continue to increase brand awareness and grow sales of our winery brands to our existing consumer base and a new generation of consumers. This plan is made possible by our omni-channel platform, which enables us to grow both through increased volume with existing and new customers and accounts as well as through periodic price increases, particularly on our higher end, smaller lot DTC wines.
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
•Opportunistic evaluation of strategic acquisitions. Our strategic and opportunistic approach to evaluating acquisitions has led to the successful acquisition of two winery brands in the past five years: Kosta Browne and Calera. While our growth and success are not contingent upon future acquisitions, we believe our team has the capabilities and track record both to execute and to integrate meaningful acquisitions when opportunities arise to create stockholder value.
The primary market for our wines is the United States, which has historically represented approximately 95% of our net sales. Accordingly, our results of operations are primarily dependent on U.S. consumer discretionary spending.
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
Our sales mix within our wholesale channel has reflected disproportional benefits to off-premise sales in certain periods, while on-premise sales have experienced variability, directly related to the COVID-19 pandemic, which began impacting our sales in March 2020. Our responses to periods of historical disruption in the wholesale channel have focused on strengthening relationships with our accounts and distributors, introducing new products and maintaining and strengthening our winery brand engagement. We believe this approach has enabled us to strengthen our portfolio and increase our market share relative to competitors during periods of market disruption.
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
Seasonality
Our net sales are typically highest in the first half of our fiscal year, mostly due to increased consumer demand around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season, which has the effect of lowering average selling prices as a result of the use of distributor and retail sales discounts and promotions in our wholesale channel. See “—Key operating metrics.” In Fiscal 2021, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 25%, 27% and 21%, respectively, of our total net sales for the year.
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
As we continue to grow our business in the future, we expect gross profit to increase as our sales grow and as we effectively manage our cost of sales, subject to any future unexpected volatility in the grape and bulk wine markets, increased seasonal labor costs and, to a lesser extent inflationary impact from commodity costs such as dry goods. Additionally, we expect gross profit as a percentage of net sales to remain consistent with historical levels or to improve to the extent we observe a return toward normalized consumer spending behavior across the industry and within our business, particularly with respect to on-premise sales in the wholesale channel, which would favorably influence our gross profit margins on net sales.

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
Inventory lifecycle
Grape growing on our estate vineyards
Although generally over 85% of our wine is typically derived from grapes grown by third party growers and, to a significantly lesser extent, bulk wine we purchase, the remainder is sourced from our Estate vineyards that we own or lease. Once a vineyard reaches consistent yield levels, approximately three to five years after planting, it will generally produce a relatively consistent amount of fruit for approximately 15 to 25 years, at which time blocks of the vineyard will gradually be replanted in stages after a period of lying fallow. The length of time between initial investment and ultimate sale of our Estate wines, coupled with the ongoing investment required to produce quality wine, is not typical of most agricultural industries. Over the long-term as our business grows, we expect Estate vineyards to represent a smaller relative share of our overall sourcing model.
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
At the outset of the COVID-19 pandemic in the third quarter of Fiscal 2020, we experienced a significant decrease in sales of ultra-luxury wines sold through our on-premise wholesale sales channel and a significant increase of sales of ultra-luxury and luxury wines sold at off-premise retailers. Historically, our ultra-luxury winery brands have delivered higher gross profit margins, and generally sell in larger volumes on-premise than our luxury winery brands, which typically see higher sales volumes off-premise. This shift in sales channel mix continued through the majority of Fiscal 2021. As we observe continued signs of reopening across the domestic consumer product markets and reversion toward consumer consumption and purchasing habits which we believe to be more in line with trends observable before the COVID-19 pandemic, we expect on-premise sales to continue to increase from their pandemic lows, resulting in higher sales of our ultra-luxury winery brands. At the same time, the significant growth in off-premise sales that we have experienced during the pandemic may be tempered, and the rate of growth may marginally slow at off-premise retailers. Although we have observed strong customer demand during periods impacted by pervasive stay-at-home restrictions, and cannot predict the future impact on consumer spending as these restrictions continue to lessen, we believe that the diverse offerings of The Duckhorn Portfolio, which include a broad spectrum of price points, mitigates some of the risk to our future operations in periods in which the on- and off-premise relative mix fluctuates.
During the pandemic, our tasting rooms have also experienced lower tasting fee revenue due to reduced capacities or mandatory closure in order to comply with applicable regulations despite sustained operating levels of expenses, primarily comprised of tasting room operating expenses during periods of capacity restrictions or mandatory closure. Conversely, e-commerce sales increased substantially in response to lockdowns as customers sought to purchase our wines in a manner that reduced human contact. We believe that our tasting rooms will continue to see significant increases in tasting fee revenue as the pandemic wanes, tourism increases and regulations limiting occupancy are eased. At the same time, we believe that customers who used e-commerce platforms to purchase our wines will continue to enjoy the convenience of those platforms to purchase wines from The Duckhorn Portfolio, Inc.
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
The effects of purchase accounting adjustments on our operational performance caused our pre-tax income from operations to be lower in certain periods than we would otherwise have recognized due to reduced revenue for the fair value adjustment to deferred revenue, increased cost of sales due to step-up on inventory and increased operating expenses due to step-up depreciation on property and equipment and amortization of definite-lived intangible assets. The table below reflects the line items of our Condensed Consolidated Statements of Operations impacted by these purchase accounting adjustments:

	Three months ended January 31,		Six months ended January 31,
(in thousands)	2022	2021	2022	2021
Purchase accounting adjustments to cost of sales	$99	$762	$292	$1,323
Impact of purchase accounting on gross profit	(99)	(762)	(292)	(1,323)
Amortization of customer relationships and other intangible assets	1,921	1,921	3,842	3,842
Impact of purchase accounting on selling, general and administrative expenses	1,921	1,921	3,842	3,842
Impacts of purchase accounting on income before income taxes	$(2,020)	$(2,683)	$(4,134)	$(5,165)
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

	Three months ended January 31,				Six months ended January 31,
(in thousands, except percentages)	2022		2021		2022		2021
Net sales	$98,736	100.0%	$83,657	100.0%	$202,917	100.0%	$175,295	100.0%
Cost of sales	49,259	49.9	41,900	50.1	101,030	49.8	89,263	50.9
Gross profit	49,477	50.1	41,757	49.9	101,887	50.2	86,032	49.1
Selling, general, and administrative expenses	23,814	24.1	17,471	20.9	46,972	23.1	34,276	19.6
Casualty loss (gain), net	31	—	(7,770)	(9.3)	80	—	(6,215)	(3.5)
Income from operations	25,632	26.0	32,056	38.3	54,835	27.0	57,971	33.1
Interest expense	1,636	1.7	3,612	4.3	3,242	1.6	7,192	4.1
Other income, net	(338)	(0.3)	(1,491)	(1.8)	(1,431)	(0.7)	(2,814)	(1.6)
Total other expenses	1,298	1.3	2,121	2.5	1,811	0.9	4,378	2.5
Income before income taxes	24,334	24.6	29,935	35.8	53,024	26.1	53,593	30.6
Income tax expense	6,407	6.5	7,935	9.5	13,784	6.8	14,071	8.0
Net income	17,927	18.2	22,000	26.3	39,240	19.3	39,522	22.5
Less: Net loss (income) attributable to non-controlling interest	5	—	3	—	(35)	—	4	—
Net income attributable to The Duckhorn Portfolio, Inc.	$17,932	18.2%	$22,003	26.3%	$39,205	19.3%	$39,526	22.5%
Comparison of the three and six months ended January 31, 2022 and 2021

Net sales
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Net sales	$98,736	$83,657	$15,079	18.0%	$202,917	$175,295	$27,622	15.8%
Net sales for the three months ended January 31, 2022 increased $15.1 million, or 18.0%, to $98.7 million compared to $83.7 million for the three months ended January 31, 2021. The increase in net sales for the three months ended January 31, 2022 is driven by increased volume growth and partially offset by a negative price/mix contribution due to channel mix. Additionally, we saw a significant increase in our Wholesale to Distributor channel.
Net sales for the six months ended January 31, 2022 increased $27.6 million, or 15.8%, to $202.9 million compared to $175.3 million for the six months ended January 31, 2021. The increase in net sales for the six months ended January 31, 2022 is primarily driven by volume growth and a neutral price/mix contribution, driven by both volume and mix improvements in the wholesale channel as well as growth in the DTC channel from higher tasting room sales. There were no material pricing changes for the periods presented.

Cost of sales
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Cost of sales	$49,259	$41,900	$7,359	17.6%	$101,030	$89,263	$11,767	13.2%
Cost of sales increased by $7.4 million, or 17.6%, to $49.3 million for the three months ended January 31, 2022 compared to $41.9 million for the three months ended January 31, 2021. Cost of sales increased by $11.8 million, or 13.2%, to $101.0 million for the six months ended January 31, 2022 compared to $89.3 million for the six months ended January 31, 2021.The increases in both periods were mainly driven by higher sales, partially offset by diminishing impacts of step-up cost of wine due to purchase accounting adjustments from prior acquisitions. For additional information see “—Other factors impacting the comparability of our results of operations”.

Gross profit
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Gross profit	$49,477	$41,757	$7,720	18.5%	$101,887	$86,032	$15,855	18.4%
Gross profit increased $7.7 million, or 18.5%, to $49.5 million for the three months ended January 31, 2022 compared to $41.8 million for the three months ended January 31, 2021. Gross profit increased $15.9 million, or 18.4%, to $101.9 million for the six months ended January 31, 2022 compared to $86.0 million for the six months ended January 31, 2021. The changes in gross profit were primarily the result of:
•higher sales volume;
•brand and channel mix shifts that were net favorable to gross profit margin; and
•a reduction in step-up cost of wine sold for the six months ended January 31, 2022 versus the same period prior year, due to lower balances of remaining inventory with associated step-up from purchase accounting in previous periods.
Gross profit margin was 50.1% for the three months ended January 31, 2022 compared to 49.9% for the three months ended January 31, 2021. Gross profit margin was 50.2% for the six months ended January 31, 2022 compared to 49.1% for the six months ended January 31, 2021. The increases in both periods depict the shift in sales mix in favor of luxury wines sold in the Wholesale to Distributor channel in the current periods, with additional margin lift due to lower step-up from purchase accounting impacting cost of sales than in previous periods. The gross profit margin increases, primarily due to movement towards historical trends in consumer spending patterns with the continued recovery of on-premise sales locations, also depict a shift in sales mix slightly in favor of ultra-luxury wines sold through all sales channels. These shifts are especially prevalent in our Wholesale California and DTC channels in the current period. As our luxury winery brands contribute to outsized volume growth in the future, we may expect downward pressure on gross profit margins in future periods, with brand mix potentially introducing favorable gross profit margin impacts based on brand velocity at different price points.

Operating expenses
Selling, general and administrative expenses
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Selling expenses	$10,971	$8,403	$2,568	30.6%	$21,369	$16,727	$4,642	27.8%
Marketing expenses	2,887	2,178	709	32.6	5,059	3,925	1,134	28.9
General and administrative expenses	9,956	6,890	3,066	44.5	20,544	13,624	6,920	50.8
Total selling, general and administrative expenses	$23,814	$17,471	$6,343	36.3%	$46,972	$34,276	$12,696	37.0%
Selling, general and administrative expenses increased $6.3 million, or 36.3%, to $23.8 million for the three months ended January 31, 2022, compared to $17.5 million for the three months ended January 31, 2021. Selling, general and administrative expenses increased $12.7 million, or 37.0%, to $47.0 million for the six months ended January 31, 2022 compared to $34.3 million for the six months ended January 31, 2021. The increase for both the three months and six months ended January 31, 2022 was largely attributable to compensation costs due to our expanded workforce, higher equity-based compensation as a public company as compared to the prior year period, transaction expenses incurred for the secondary offering (see Note 1 (Description of business) for additional information related to the offering), higher general and administrative costs related to being a public company and higher selling expenses in support of revenue-generating activities as travel restrictions lessened versus the comparative prior year period.
General and administrative expenses were higher for the three months and six months ended January 31, 2022 compared to the respective prior year periods, primarily due to equity-based compensation costs and public company costs that we had not incurred in the prior year period shown. Selling expenses were higher for the three months and six months ended January 31, 2022 due to equity-based and other compensation costs along with the impacts of increased sales activities to support sales growth, including higher levels of business travel than in prior periods constrained due to COVID-19 restrictions in key markets where we operate. Marketing expenses increased by $0.7 million and $1.1 million for the three months and six months ended January 31, 2022, respectively, versus the comparative period due primarily to increases in equity-based compensation and other compensation costs, further increased due to the prior year period showing reductions in marketing and promotional events as a result of the ongoing pandemic.

Casualty loss (gain), net
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Casualty loss (gain), net	$31	$(7,770)	$7,801	(100.4)%	$80	$(6,215)	$6,295	(101.3)%
Casualty loss (gain), net increased by $7.8 million, or 100.4%, for the three months ended January 31, 2022 compared to the three months ended January 31, 2021. Casualty loss (gain), net increased by $6.3 million, or 101.3%, for the six months ended January 31, 2022 compared to the six months ended January 31, 2021. The change between the current and prior year is primarily due to insurance proceeds received in Fiscal 2021 related to a flood at one of our wineries in a previous fiscal year that did not reoccur in the current fiscal year. See Note 13 (Casualty loss) to our Condensed Consolidated Financial Statements for further information.

Other expenses
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Interest expense	1,636	3,612	$(1,976)	(54.7)%	$3,242	$7,192	$(3,950)	(54.9)%
Other income, net	(338)	(1,491)	1,153	(77.3)%	(1,431)	(2,814)	1,383	(49.1)%
Total other expenses	$1,298	$2,121	$(823)	(38.8)%	$1,811	$4,378	$(2,567)	(58.6)%
Other expenses decreased by $0.8 million, or 38.8%, to $1.3 million for the three months ended January 31, 2022 compared to $2.1 million for the three months ended January 31, 2021. Other expenses decreased by $2.6 million, or 58.6%, to $1.8 million for the six months ended January 31, 2022 compared to $4.4 million for the six months ended January 31, 2021. Our interest expense was reduced year over year due to lower debt balances outstanding for the period, in conjunction with lower average interest rates on our variable-rate debt. The change in our other income, net was primarily driven by downward pressure on LIBOR and a lower overall swap notional balance. Both of these factors contributed to a net gain for the three months and six months ended January 31, 2022 and a change in overall position to an asset on our Condensed Consolidated Statements of Financial Position. In addition, see “—Liquidity and capital resources” for discussion of our Credit Facility.

Income tax expense
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Income tax expense	$6,407	$7,935	$(1,528)	(19.3)%	$13,784	$14,071	$(287)	(2.0)%
Income tax expense decreased $1.5 million, or 19.3%, to $6.4 million for the three months ended January 31, 2022 compared to $7.9 million for the three months ended January 31, 2021. Income tax expense decreased $0.3 million, or 2.0%, to $13.8 million for the six months ended January 31, 2022 compared to $14.1 million for the six months ended January 31, 2021. The change in our income tax expense was primarily due to decreased pre-tax income in the current period, as the effective tax rate remained largely consistent year over year.
Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of January 31, 2022, we had $4.8 million in cash and $290.0 million available in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility.

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
Cash flows
The following table presents the major components of net cash flows.

	Six months ended January 31,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$18,828	$26,141
Investing activities	(23,336)	(9,748)
Financing activities	5,034	(13,371)
Net increase in cash	$526	$3,022
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
For the six months ended January 31, 2022, net cash provided by operating activities was $18.8 million compared to $26.1 million for the six months ended January 31, 2021, a decrease of $7.3 million. The decrease in cash provided by operating activities was driven by the following factors:
•The net income after adjusting for non-cash items increased operating cash flows by $3.7 million;
•Increases in prepaid expenses for the six months ended January 31, 2022 that were less than the higher prepaid expenses in the prior year period due to increased professional fees and insurance, partially offset by timing impacts in bulk and bottled wine supply management to support increases in demand, in aggregate resulted in an increase to operating cash flow of $4.0 million;
•Our wholesale sales channel, generally subject to credit terms, saw an increase in net sales, which drove a corresponding increase in accounts receivable and resulted in a $6.5 million decrease in operating cash flow;
•Changes in accounts payable and accrued expenses increased operating cash flows $1.6 million due primarily to timing of invoice accruals and payments, predominately related to grape grower purchases during the annual harvest period;
•Decreases in accrued compensation of $4.1 million based on the timing of certain compensation-related payments resulted in a corresponding decrease in operating cash flow; and
•Deferred revenues decreased operating cash flows by $6.0 million primarily due to shipment timing for DTC list member sales.

Investing activities
For the six months ended January 31, 2022, net cash used in investing activities was $23.3 million compared to $9.7 million for the six months ended January 31, 2021, an increase of $13.6 million, primarily due to vineyard acquisitions completed during the current fiscal quarter, see Note 5 (Property and equipment). Capital expenditures were $23.4 million for the six months ended January 31, 2022 and $9.8 million for six months ended January 31, 2021. From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions to support our growth. Any such transactions may require us to make additional investments and capital expenditures in the future.
Financing activities
For the six months ended January 31, 2022, net cash provided by financing activities was $5.0 million as compared to net cash used in financing activities of $13.4 million for the six months ended January 31, 2021, an increase of $18.4 million of net cash provided by financing activities. The increase in cash provided by financing activities was primarily the result of an increase in net borrowings on our revolving line of credit totaling $11.0 million for the six months ended January 31, 2022 in comparison to $6.0 million in net revolving line of credit paydowns for the six months ended January 31, 2021. Additionally, payments made on long-term debt decreased by $1.5 million, thereby increasing cash provided by financing activities.
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
As of January 31, 2022, outstanding principal balances on the debt instruments were $135.0 million for the revolving line of credit, $6.9 million for the capital expenditure loan, $100.1 million for the term loan (tranche one) and $13.8 million for term loan (tranche two).
The First Lien Loan Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of January 31, 2022, we were not in violation of any covenants.
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
Capital expenditure loan
The capital expenditure loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. As of January 31, 2022, the $25.0 million limit was fully drawn. This instrument has an interest rate of LIBOR plus 190 basis points.
Term loans
The first tranche of term loans was issued in 2016 for a principal balance of $135.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. This tranche of the term loans has an interest rate of LIBOR plus 190 basis points.

The second tranche of term loans, issued in August 2018, allowed for a principal balance up to $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. We drew $16.4 million of the second tranche of the term loan in November 2018. This tranche of the term loans has an interest rate of LIBOR plus 163 basis points.
Off-balance sheet arrangements
As of January 31, 2022, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
There have been no material changes in our critical accounting policies during the six months ended January 31, 2022, as compared to those disclosed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for Fiscal 2021.
Recent accounting pronouncements
See Note 2 (Basis of presentation and significant accounting policies) to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information regarding recent accounting pronouncements.
Emerging growth company status
We are an emerging growth company, as defined in the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. Based on the Company's aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of January 31, 2022, the Company will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ending July 31, 2022.
Item 3. Quantitative and qualitative disclosures about market risk.
Our ongoing business operations cause us to be exposed to certain market risks, including fluctuations in interest rates, commodity prices and other costs related to production inputs, foreign currencies and inflation.
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon LIBOR plus applicable margins or predetermined alternatives rates, as applicable, pursuant to the terms of our Credit Facility. As of January 31, 2022, our outstanding borrowings at variable interest rates totaled $253.4 million. An increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.5 million increase in interest expense on an annualized basis and could have a material effect on our results of operation or financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in March 2020. See Note 9 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information on the interest rate swap.
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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The Company had no outstanding foreign exchange forward contracts as of January 31, 2022. See Note 9 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of January 31, 2022.
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
As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended January 31, 2022.
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

The Duckhorn Portfolio, Inc.

Date: March 10, 2022	By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 10, 2022	By:	/s/ Lori Beaudoin
Lori Beaudoin
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)