Form 10-Q
period 2022-04-30
Duckhorn Portfolio, Inc.
filed 2022-06-02
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022

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

The registrant had outstanding 115,167,916 shares of common stock, $0.01 par value per share, as of May 31, 2022.

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
•"ESPP" refers to Employee Stock Purchase Plan.
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

PART I
Item 1. Financial Statements.

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position

(in thousands, except share and per share amounts)	April 30, 2022	July 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$8,654	$4,244
Accounts receivable trade (net of allowance of $400 and $800, respectively)	39,104	33,253
Inventories, net	292,077	267,737
Prepaid expenses and other current assets	8,992	9,167
Total current assets	348,827	314,401
Long-term assets
Property and equipment, net	253,279	240,939
Intangible assets, net	194,784	200,547
Goodwill	425,209	425,209
Other long-term assets	2,067	2,021
Total long-term assets	875,339	868,716
Total assets	$1,224,166	$1,183,117

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,042	$3,556
Accrued expenses	25,294	21,557
Accrued compensation	11,025	16,845
Deferred revenue	3,528	3,102
Current maturities of long-term debt	10,510	11,324
Other current liabilities	490	397
Total current liabilities	55,889	56,781
Long-term liabilities
Revolving line of credit, net	113,342	121,348
Long-term debt, net of current maturities and debt issuance costs	107,112	114,625
Deferred income taxes	86,667	86,667
Other long-term liabilities	981	1,458
Total long-term liabilities	308,102	324,098
Total liabilities	363,991	380,879
Commitments and Contingencies (Note 11)
Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 115,167,763 issued and outstanding at April 30, 2022 and 115,046,793 issued and outstanding at July 31, 2021	1,152	1,150
Additional paid-in capital	730,033	726,903
Retained earnings	128,404	73,634
Total The Duckhorn Portfolio, Inc. equity	859,589	801,687
Non-controlling interest	586	551
Total equity	860,175	802,238
Total liabilities and equity	$1,224,166	$1,183,117
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net sales (net of excise taxes of $1,072, $1,368, $4,056 and $3,782, respectively)	$91,584	$90,425	$294,501	$265,720
Cost of sales	47,622	43,496	148,652	132,759
Gross profit	43,962	46,929	145,849	132,961

Selling, general and administrative expenses	23,083	31,142	70,055	65,418
Casualty loss (gain), net (Note 13)	43	(421)	123	(6,636)
Income from operations	20,836	16,208	75,671	74,179

Interest expense	1,618	3,755	4,860	10,947
Other income, net	(1,046)	(2,192)	(2,477)	(5,006)
Total other expenses	572	1,563	2,383	5,941
Income before income taxes	20,264	14,645	73,288	68,238
Income tax expense	4,699	5,623	18,483	19,694
Net income	15,565	9,022	54,805	48,544
Less: Net (income) loss attributable to non-controlling interest	—	—	(35)	4
Net income attributable to The Duckhorn Portfolio, Inc.	$15,565	$9,022	$54,770	$48,548

Net income per share of common stock:
Basic	$0.14	$0.08	$0.48	$0.47
Diluted	$0.14	$0.08	$0.47	$0.47

Weighted average shares of common stock outstanding:
Basic	115,115,850	107,976,264	115,070,183	103,755,180
Diluted	115,281,724	108,404,009	115,347,808	104,123,270

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. equity	Non-controlling interest	Total equity
	Shares	Amount
Balances at July 31, 2020	101,713,460	$1,017	$535,372	$117,658	$654,047	$557	$654,604
Net income (loss)	—	—	—	17,523	17,523	(1)	17,522
Equity-based compensation	—	—	288	—	288	—	288
Balances at October 31, 2020	101,713,460	$1,017	$535,660	$135,181	$671,858	$556	$672,414
Net income (loss)	—	—	—	22,003	22,003	(3)	22,000
Equity-based compensation (Note 12)	—	—	288	—	288	—	288
Balances at January 31, 2021	101,713,460	$1,017	$535,948	$157,184	$694,149	$553	$694,702
Net income	—	—	—	9,022	9,022	—	9,022
Dividend to parent	—	—	—	(100,000)	(100,000)	—	(100,000)
Initial public offering, net of issuance costs	13,333,333	133	180,691	—	180,824	—	180,824
Equity-based compensation (Note 12)	—	—	8,962	—	8,962	$—	8,962
Balances at April 30, 2021	115,046,793	$1,150	$725,601	$66,206	$792,957	$553	$793,510

Balances at July 31, 2021	115,046,793	$1,150	$726,903	$73,634	$801,687	$551	$802,238
Net income	—	—	—	21,273	21,273	40	21,313
Equity-based compensation (Note 12)	—	—	1,459	—	1,459	—	1,459
Balances at October 31, 2021	115,046,793	$1,150	$728,362	$94,907	$824,419	$591	$825,010
Net income (loss)	—	—	—	17,932	17,932	(5)	17,927
Initial public offering, net of issuance costs	—	—	(270)	—	(270)	—	(270)
Issuance of common stock under equity incentive plans	18,417	1	—	—	1	—	1
Equity-based compensation (Note 12)	—	—	1,416	—	1,416	—	1,416
Balances at January 31, 2022	115,065,210	$1,151	$729,508	$112,839	$843,498	$586	$844,084
Net income (loss)	—	—	—	15,565	15,565	—	15,565
Issuance of common stock under equity incentive plans	154,273	2	(2)	—	—	—	—
Equity-based compensation (Note 12)	—	—	1,365	—	1,365	—	1,365
Shares withheld related to net share settlement	(51,720)	(1)	(838)	—	(839)	—	(839)
Balances at April 30, 2022	115,167,763	$1,152	$730,033	$128,404	$859,589	$586	$860,175

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended April 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$54,805	$48,544
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,345	16,434
Loss on disposal of assets	12	62
Change in fair value of derivatives	(1,947)	(4,818)
Amortization of debt issuance costs	1,206	1,221
Loss on debt extinguishment	—	272
Equity-based compensation	4,240	9,538
Change in operating assets and liabilities:
Accounts receivable trade, net	(5,851)	(17,491)
Inventories, net	(24,340)	(23,514)
Prepaid expenses and other current assets	1,767	(5,848)
Other long-term assets	(46)	(304)
Accounts payable	1,535	4,176
Accrued expenses	4,550	11,677
Accrued compensation	(5,820)	5,098
Deferred revenue	425	(3,381)
Other current and long-term liabilities	(26)	(130)
Net cash provided by operating activities	47,855	41,536

Cash flows from investing activities
Purchases of property and equipment	(24,878)	(11,452)
Proceeds from sales of property and equipment	80	52
Net cash used in investing activities	(24,798)	(11,400)

Cash flows from financing activities
Dividend to parent	—	(100,000)
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriters' discounts and commissions	—	187,500
Payments of deferred offering costs	(270)	(3,580)
Payments under line of credit	(77,000)	(245,000)
Borrowings under line of credit	68,000	140,500
Extinguishment of long-term debt	—	(38,131)
Issuance of long-term debt	—	38,131
Payments of long-term debt	(8,538)	(10,513)
Repayment of capital leases	—	(8)
Taxes paid related to net share settlement of equity awards	(839)	—
Debt issuance costs	—	(260)
Net cash used in financing activities	(18,647)	(31,361)
Net increase in cash	4,410	(1,225)
Cash - Beginning of year	4,244	6,252
Cash - End of year	$8,654	$5,027

Non-cash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$507	$639
Deferred offering costs in accounts payable, accrued expenses and prepaid expenses	$—	$3,096
Cashless exercise of stock options	$78	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Description of business
The Duckhorn Portfolio, Inc. and its subsidiaries (the "Company" or "Management"), headquartered in St. Helena, CA, produces luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Paraduxx, Goldeneye, Migration, Decoy, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
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
The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP and Article 10 of the Securities and Exchange Commission’s Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP may be condensed or omitted. These Condensed Consolidated Financial Statements have been prepared on the same basis as the Company's audited annual financial statements and, in the opinion of Management, reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for the fair statement of the Company's financial information for the interim periods presented. These interim results are not necessarily indicative of the results to be expected for the year ending July 31, 2022, for any other interim period or for any future year.
The Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended July 31, 2021, as the Company's interim disclosures do not generally repeat those included in the annual statements.
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
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At April 30, 2022 and July 31, 2021, the Company's ownership percentage of the sole identified VIE was 76.2%. The VIE's net assets were $2.4 million and $2.2 million at April 30, 2022 and July 31, 2021, respectively. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for goods under current contracts.
Recent accounting pronouncements
As an “emerging growth company” as established by the JOBS Act, the Company is permitted to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates available to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Based on the Company's aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of January 31, 2022, the Company determined it will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ending July 31, 2022.
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
We intend to implement this guidance using the modified retrospective approach under the transition method, which does not require adjustments to or modified disclosures related to earlier comparative periods. The optional transition method permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to elect certain optional practical expedients in adopting ASC 842, the total impact of which is not yet known.
The Company's adoption is ongoing, including the assessments over changes to our accounting systems, processes, and internal controls over financial reporting to support the accounting and disclosure requirements of the new standard. Our assessment will be completed during the fourth quarter of Fiscal 2022.

While the Company has not yet quantified the impact, adjustments resulting from the adoption of this standard will materially increase total assets and total liabilities with the recognition of right of use assets and lease liabilities related to the Company's operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and also issued subsequent amendments to the initial guidance, collectively, ASC 326, to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that requires the reflection of expected credit losses and will also require consideration of a broader range of reasonable and supportable information to determine credit loss estimates. For many entities with financial instruments, the standard will require the use of a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which may result in the earlier recognition of credit losses on financial instruments. This guidance will be effective for the Company beginning with the year ended July 31, 2022. The Company is currently evaluating the impact this standard could have on the Condensed Consolidated Financial Statements.
In May 2021, the FASB issued ASU No. 2021-04, Earnings per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Entity (Subtopic 815-40), to clarify the accounting for modifications or exchanges of equity-classified warrants. This amendment applies to freestanding call options. In accordance with the ASU, if there is a modification and the option is still determined to be classified as equity, the modification should be accounted for as an exchange of the original option for a new option. This guidance will be effective for the Company beginning with the year ended July 31, 2023, with early adoption permitted. The Company does not anticipate the adoption of ASU 2021-04 to have a material impact on the Condensed Consolidated Financial Statements.
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Wholesale - distributors	62.0%	59.5%	66.0%	64.4%
Wholesale - California direct to retail(a)	16.6	15.7	17.6	16.5
DTC(b)	21.4	24.8	16.4	19.1
Net sales	100.0%	100.0%	100.0%	100.0%
________________________________________________
(a) Includes $0.1 million and $2.4 million of sales related to bulk, grape and merchandise sales for the three months and nine months ended April 30, 2022, respectively. Sales of a similar nature were immaterial for the three months and nine months ended April 30, 2021
(b) Includes shipping and handling revenue of $1.0 million and $1.3 million for the three months ended April 30, 2022 and 2021, respectively, and $2.0 million and $2.3 million for the nine months ended April 30, 2022 and 2021, respectively.
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
As shown on the Condensed Consolidated Statements of Financial Position, the balance of deferred revenue was $3.1 million at July 31, 2021, the beginning of the period, and was $3.5 million at April 30, 2022, the end of the period. Revenue recognized during the nine months ended April 30, 2022, which was included in the opening contract liability balance for the corresponding period totaled $3.0 million.

4.    Inventories
Inventories were comprised of the following:

(in thousands)	April 30, 2022	July 31 2021
Finished goods
Bottled wine	$85,981	$120,876
Merchandise	382	547
Work in progress
Bulk wine	191,119	130,693
Packaging	4,034	3,541
Overhead	3,234	613
Raw materials
Deferred crop costs	7,327	11,467
Total	$292,077	$267,737
Inventories are stated at the lower of cost or net realizable value, and are primarily measured on a first-in-first-out basis. The Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. The Company's estimates of net realizable value are based on historical experience as well as Management's judgments with respect to future market conditions. In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. As of April 30, 2022, the Company's inventory reserve was $5.1 million, an increase of $3.9 million from July 31, 2022. The increase was primarily due to excess inventory levels of seltzer products. As of April 30, 2022, the remaining seltzer inventory, net of inventory reserves was immaterial.
The Company capitalizes into inventory depreciation related to property and equipment used in the production of inventory. For the nine months ended April 30, 2022 and the year ended July 31, 2021, the amount of depreciation capitalized was $10.6 million and $12.5 million, respectively.
5.    Property and equipment
Property and equipment was comprised of the following major components as of:

(in thousands)	April 30, 2022	July 31, 2021
Land	$131,297	$120,063
Buildings and improvements	68,909	68,616
Vineyards and improvements	32,525	29,164
Machinery and equipment	51,849	49,607
Barrels	31,055	26,349
Total depreciable property and equipment	315,635	293,799
Less: accumulated depreciation and amortization	(67,359)	(58,542)
Total depreciable property and equipment, net	248,276	235,257
Construction in progress	5,003	5,682
Property and equipment, net	$253,279	$240,939
Depreciation expense was $0.3 million and $1.0 million for three months and nine months ended April 30, 2022 and $0.3 million and $0.9 million for three months and nine months ended April 30, 2021, respectively. See Note 4 (Inventories) for depreciation expense capitalized into inventory.
Vineyard acquisitions
In the second quarter of Fiscal 2022, the Company completed the purchase of three Napa County, California vineyards and related assets for a total of $14.5 million.

6.    Other intangible assets
Intangible assets were comprised of the following components:

	April 30, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets
Customer relationships	$92,720	$39,944	$52,776
Leasehold interests	1,572	464	1,108
Total definite-lived intangible assets	94,292	40,408	53,884
Indefinite-lived intangible assets
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$235,192	$40,408	$194,784

	July 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets
Customer relationships	$92,720	$34,274	$58,446
Leasehold interests	1,572	371	1,201
Total definite-lived intangible assets	94,292	34,645	59,647
Indefinite-lived intangible assets
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$235,192	$34,645	$200,547
The Company’s amortization expense for the three months ended April 30, 2022 and 2021 was $1.9 million, and for the nine months ended April 30, 2022 and 2021 was $5.8 million. For the next five years, the Company anticipates the annual amortization of the definite-lived intangible assets that have been recorded as of April 30, 2022 to be $7.7 million per year.
7.    Accrued expenses
The Company’s accrued expenses balance consisted of the following amounts:

(in thousands)	April 30, 2022	July 31, 2021
Trade spend(a)	$15,026	$10,734
Bulk wine and other received not invoiced	961	1,526
Barrel purchases	—	936
Deferred compensation liability(b)	2,052	2,096
Income tax payable	1,104	—
Accrued invoices and other accrued expenses	6,151	6,265
Total	$25,294	$21,557
________________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives for meeting specific depletion targets.
(b) The Company intends to use the cash surrender value life insurance policies in settling its deferred compensation plan liability. The cash surrender value of the life insurance policies was $1.8 million and $1.7 million at April 30, 2022 and July 31, 2021, respectively.

8.    Debt
The Company is subject to the requirements of various financial covenants pursuant to the term loans and revolving line of credit, including a debt to net worth maximum and a fixed charge coverage ratio as defined in the Credit Facility. As of April 30, 2022, the Company was not in violation of any financial covenant.
Included in interest expense in the Condensed Consolidated Statements of Operations, and in depreciation and amortization on the Condensed Consolidated Statements of Cash Flows, is amortization related to debt issuance costs of $0.4 million and $0.4 million for the three months ended April 30, 2022 and 2021, respectively and $1.2 million and $1.2 million for the nine months ended April 30, 2022 and 2021, respectively.
Revolving line of credit
At April 30, 2022, $310.0 million was available to draw under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. The weighted-average interest rate was 2.0% on the amount outstanding at April 30, 2022. There were no amounts outstanding on the letter of credit sub-facility or the swingline sub-facility at April 30, 2022.
9.    Derivative instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the financial results and Condensed Consolidated Statements of Financial Position.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company's derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of April 30, 2022 or July 31, 2021. The Company does not enter into derivative instruments for trading or speculative purposes. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.
As of April 30, 2022, the Company held the following interest rate swap agreements, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

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
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	April 30, 2022	July 31, 2021
Derivative instruments not designated as hedging instruments
Interest rate swap contracts	$100,000	$100,000
Foreign currency forward contracts	2,785	2,369
Total derivative instruments not designated as hedging instruments	$102,785	$102,369

Results of period derivative activity
The estimated fair value and classification of derivative instruments on the accompanying Condensed Consolidated Statements of Financial Position are as follows:

(in thousands)		April 30, 2022	July 31, 2021
Derivative instruments not designated as hedging instruments
	Classification
Interest rate swap contracts
Swap contract	Current asset	$1,599	$—
Derivative instrument	Other long-term liabilities	—	(480)
Total interest rate swap contract liability		$1,599	$(480)

Foreign currency forward contracts
Derivative instrument	Other current assets	$—	$5
FX contract	Other current liabilities	(127)	—
Total foreign currency contract asset		$(127)	$5
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended April 30,		Nine months ended April 30,
(in thousands)	Classification	2022	2021	2022	2021
Interest rate swap contracts	Other income, net	$(1,117)	$(1,949)	$(2,079)	$(4,895)
Foreign currency forward contracts	Other income, net	127	(41)	132	77
Total gains		$(990)	$(1,990)	$(1,947)	$(4,818)
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
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at April 30, 2022, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Interest rate swap contracts	$—	$1,599	$—	$1,599
Deferred compensation plan asset	—	1,763	$—	1,763
Liabilities
Deferred compensation liability	$—	$2,052	—	$2,052
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2021, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$5	$—	$5
Deferred compensation plan asset	—	1,719	—	1,719
Liabilities
Interest rate swap contracts	$—	$480	$—	$480
Deferred compensation liability	—	2,096	—	2,096
11.    Commitments and contingencies
Operating leases
The Company leases approximately 160 acres of vineyard property in California under various third-party operating lease agreements, with terms ranging from one to 30 years, expiring in future years through December 2046. The Company also leases office space, office equipment and visitor centers under third-party operating leases. Some lease agreements contain purchase options and many include renewal options at specified dates throughout the lease terms. Rental expense was $1.0 million and $3.0 million for the three months and nine months ended April 30, 2022, respectively, and $1.0 million and $3.0 million for the three months and nine months ended April 30, 2021, respectively, the majority of which is capitalized into inventory.

At April 30, 2022, the future minimum payments under the non-cancelable operating lease agreements by fiscal year are as follows:

(in thousands)
Remaining portion of 2022	$1,011
2023	4,058
2024	4,102
2025	4,072
2026	2,689
Thereafter (collectively)	10,834
Total	$26,766
The Company is also party to non-cancelable sublease agreements. Sublease income was immaterial for the three months and nine months ended April 30, 2022 and is accounted for as other income within income from operations in the Condensed Consolidated Statements of Operations. The terms of the agreements range from three to five years and the total future minimum payments for these subleases is immaterial.
Long-term purchase contracts
The Company has entered into long-term grape purchase contracts with certain grape growers to supply a significant portion of the Company's future production requirements. The lengths of the contracts typically vary from one to eight years, and prices per ton are either determined at the outset for the contract duration or are negotiated annually. The Company's grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape characteristics. For the 2021 harvest, the Company contracted for approximately 34,000 tons of grapes at a cost of $68.1 million in Fiscal 2022. For the 2020 harvest, the Company purchased approximately 12,000 tons of grapes at a total cost of $26.5 million in Fiscal 2021. The increase in Fiscal 2022 was attributable to lower quantities available in the prior harvest at the Company's contractually-defined quality levels due to wildfires compounded with higher demand. The Company also increases the scope of its grape contracts when necessitated by supply needs to meet production levels in future periods.
Purchase commitments
The Company has ongoing commitments to purchase approximately 8,525 barrels for a total of $9.1 million, of which approximately $7.3 million will be paid in Euros. In order to reduce the foreign currency exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company entered into foreign currency forward contracts aligning settlement dates with expected barrel delivery and the anticipated payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in the Condensed Consolidated Statements of Operations. See Note 9 (Derivative instruments) for the total notional value and impact on the Condensed Consolidated Financial Statements due to foreign currency forward contracts.
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
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks, and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of April 30, 2022, there were no material contingent obligations requiring accrual or disclosure.

In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company believes the probability of incurring future obligations under these indemnification provisions is remote. As of April 30, 2022 and July 31, 2021, no amounts have been accrued related to such indemnification provisions.
12.    Equity-based compensation
2021 Equity incentive plan
In March 2021, the Company's Board of Directors approved the 2021 Plan, which provides for granting up to 14,003,560 shares of the Company's common stock to employees, officers, and founders. The Company recognized in selling, general and administrative expenses equity compensation expense related to the 2021 Plan totaling $1.0 million and $3.2 million for the three months and nine months ended April 30, 2022, respectively, due to units vesting over their requisite service period. In addition, the Company capitalized into inventory $0.2 million and $0.6 million for the three months and nine months ended April 30, 2022, respectively.
Stock options
Stock option activity and activity regarding shares available for grant under the 2021 Plan is shown below:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2021	1,552,648	$17.11
Granted	50,034	18.53
Exercised	(5,172)	15.00
Forfeited	(17,499)	17.00
Outstanding at April 30, 2022	1,580,011	$17.16	9.0	$5,218
The total unrecognized compensation expense related to the 2021 Plan stock options was $5.6 million as of April 30, 2022, which is expected to be recognized over a weighted-average period of 2.9 years. 0.4 million options were vested and exercisable as of April 30, 2022.
Restricted stock units
RSU grant activity under the 2021 Plan is shown below:

	Number of units	Weighted-average grant-date fair value per share
Unvested as of July 31, 2021	555,950	$16.95
Granted	39,011	19.51
Vested	(167,518)	16.64
Forfeited	(5,833)	17.00
Unvested as of April 30, 2022	421,610	$17.30
The total fair value of restricted stock that vested during the nine months ended April 30, 2022 was $2.3 million. The total unrecognized compensation expense related to the 2021 Plan RSUs was $6.9 million as of April 30, 2022, which is expected to be recognized over a weighted-average period of 2.8 years.
2016 Equity Plan
In 2016, the Company adopted the 2016 Plan, which provided profit interest units to certain employees of the Company. In connection with the adoption of the Company's 2021 Plan, the Company will no longer grant additional awards under the 2016 Plan. However, the terms and conditions of the 2016 Plan will continue to govern the previously granted awards, to the extent applicable.
The Company recognized equity compensation expense related to the 2016 Plan in selling, general and administrative expenses due to units vesting over their requisite service periods in the aggregate amounts of $0.1 million and $0.4 million for the three months and nine months ended April 30, 2022, respectively, and $0.2 million and $0.8 million for the three months and nine months ended April 30, 2021, respectively. The total unrecognized compensation expense related to the 2016 Plan was $0.1 million as of April 30, 2022, which is expected to be recognized over a weighted-average period of 0.3 years.
Restricted shares

	Performance-based shares	Weighted-average grant-date fair value
Unvested as of July 31, 2021	399,234	$14.23
Granted	—	—
Vested	(133,076)	14.23
Forfeited	—	—
Unvested as of April 30, 2022	266,158	$14.23
The total fair value of restricted shares that vested during the nine months ended April 30, 2022 was $1.9 million.
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
Each offering period is six months in duration. The first offering period for the Employee Stock Purchase Plan began on January 3, 2022. Thereafter, offering periods will begin on the first business day of January and July. No purchases have been made under the ESPP as of April 30, 2022.
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
As of April 30, 2022, total estimated unrecognized compensation expense related to the ESPP was $0.1 million. That cost is expected to be recognized over the remaining term of the offering period of 0.2 years.

13.    Casualty loss
Wildfires
Several wildfires occurred in northern California in the first quarter of Fiscal 2021. Other than smoke exposure to unharvested grapes, the Company's owned and leased vineyards did not sustain damage during the fires. Fire and smoke exposure related expenses are reported on the casualty loss line in the Condensed Consolidated Statement of Operations and were immaterial in the current fiscal year and Management believes any ongoing expenses for this matter will continue to be immaterial.
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
The following is a reconciliation of the Company's basic and diluted income per share calculation:

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator - Net income attributable to The Duckhorn Portfolio, Inc.	$15,565	$9,022	$54,770	$48,548

Denominator:
Weighted average number of shares of common stock outstanding - basic	115,115,850	107,976,264	115,070,183	103,755,180
Dilutive stock options and restricted stock(a)	165,874	427,745	277,625	368,090
Weighted average number of shares of common stock outstanding - assuming dilution	115,281,724	108,404,009	115,347,808	104,123,270

Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.14	$0.08	$0.48	$0.47
Diluted	$0.14	$0.08	$0.47	$0.47
________________________________________________
(a) Calculated using the treasury stock method.
There were 18,422 and 5,674 outstanding common stock awards deemed anti-dilutive for the three months and nine months ended April 30, 2022, respectively and none outstanding for the three months and nine months ended April 30, 2021.
15.    Income taxes
Income tax expense was $4.7 million and $18.5 million, with an effective tax rate of 23.2% and 25.2%, for the three months and nine months ended April 30, 2022, respectively, compared to $5.6 million and $19.7 million, with an effective tax rate of 38.4% and 28.9% for the three months and nine months ended April 30, 2021, respectively. The effective tax rates for all periods presented were higher than the federal statutory rate of 21% due to the impact of state income taxes and equity-based compensation expense, partially offset by R&D tax credits claimed.
16.    Subsequent events
In May 2022, the Company purchased a San Luis Obispo County, California vineyard and related improvements for a total of $18.2 million. The Company has evaluated this transaction under ASC Topic 805 and determined it will be recognized as an asset acquisition in the Company's fourth quarter of Fiscal 2022.

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
We sell our wines to distributors outside California and directly to retail accounts in California, which together comprise our wholesale channel. We also sell directly to consumers through our DTC channel, which made up approximately 16% of our net sales for the first nine months of Fiscal 2022. Our powerful omni-channel sales model drives strong margins by leveraging long-standing relationships developed over the past forty years. We believe our iconic winery brands together with our scaled, quality-focused production, omni-channel distribution and dedicated employees, set the standard for North American luxury wine.
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

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2022	2021	2022	2021
Net sales	$91,584	$90,425	$294,501	$265,720
Gross profit	$43,962	$46,929	$145,849	$132,961
Net income attributable to The Duckhorn Portfolio, Inc.	$15,565	$9,022	$54,770	$48,548
Adjusted EBITDA	$32,873	$32,946	$105,272	$98,845

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc.:

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2022	2021	2022	2021
Net income attributable to The Duckhorn Portfolio, Inc.	$15,565	$9,022	$54,770	$48,548
Interest expense	1,618	3,755	4,860	10,947
Income tax expense	4,699	5,623	18,483	19,694
Depreciation and amortization expense	6,237	5,554	17,345	16,434
EBITDA	28,119	23,954	95,458	95,623
Purchase accounting adjustments(a)	54	126	347	1,449
Transaction expenses(b)	347	2,304	3,116	2,304
Inventory write-down(c)	3,935	—	3,935	—
Change in fair value of derivatives(d)	(990)	(1,991)	(1,947)	(4,818)
Equity-based compensation(e)	1,365	8,962	4,240	9,538
Casualty gain, net(f)	—	—	—	(7,832)
Loss on debt extinguishment(g)	—	—	—	272
IPO preparation costs(h)	—	—	—	405
Wildfire costs(i)	43	(421)	123	1,196
COVID-19 costs(j)	—	12	—	708
Adjusted EBITDA	$32,873	$32,946	$105,272	$98,845
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
(c) Inventory write-down pertains to the Company's increase in inventory obsolescence reserves for excess inventory levels of certain seltzer products. See Note 4 (Inventories) to our Condensed Consolidated Financial Statements for additional information.
(d) See Note 9 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.
(e) See Note 12 (Equity-based compensation) to our Condensed Consolidated Financial Statements for additional information.
(f) Casualty gain, net in adjusted EBITDA pertains to the flood event at one of our wineries in Fiscal 2019, and was primarily comprised of insurance proceeds received pursuant to our claim, offset by flood damage and remediation costs. The proceeds received, offset by costs incurred, are reported on the casualty loss (gain), net line in the Condensed Consolidated Statements of Operations. See Note 13 (Casualty loss) to our Condensed Consolidated Financial Statements for additional information.
(g) Loss on debt extinguishment includes charges for unamortized deferred financing fees we recognized in connection with amendments to our Credit Facility.
(h) IPO preparation costs include professional fees incurred for outside consultants to advise us on legal, accounting and tax matters related to our preparation for becoming a public company which were not directly attributable to an offering.
(i) Wildfire costs include the cost of unharvested fruit that was damaged and rendered useless, charges we incurred to respond to imminent wildfire threat with fire-fighting crews to protect our assets, clean-up and smoke remediation expenses to restore operations at our tasting rooms after the fires, testing fees to evaluate our fruit for possible smoke damage, and washing or other grape processing costs prior to vinification to reduce the risk of smoke in finished wine. These costs are reported on the casualty loss (gain), net line in the Condensed Consolidated Statements of Operations along with related crop insurance proceeds received. See Note 13 (Casualty loss) to our Condensed Consolidated Financial Statements for additional information. While we expect the potential for wildfires to be an ongoing risk to running an agricultural business in California, we believe the wildfires and related costs we experienced are not indicative of our core operating performance.
(j) COVID-19 costs include certain incremental expenses incurred during the outbreak of the COVID-19 pandemic and the short-term closure mandates imposed by government officials in the jurisdictions in which we operate. These costs include tasting room expenses incurred during a period of mandatory closure and reduced capacity, salaries and severance expenses for certain employees and other immaterial costs to transfer inventory.

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

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization, non-cash equity-based compensation expense, purchase accounting adjustments, casualty losses or gains, impairment losses (including certain inventory charges), changes in the fair value of derivatives and certain other items which are not related to our core operating performance. Adjusted EBITDA is a key metric we use to evaluate business performance in comparison to budgets, forecasts and prior period financial results, providing a measure that Management believes reflects the Company’s core operating performance.
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

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Wholesale - distributors	62.0%	59.5%	66.0%	64.4%
Wholesale - California direct to retail	16.6%	15.7%	17.6%	16.5%
DTC	21.4%	24.8%	16.4%	19.1%
The composition of our net sales, expressed in percentages by channel for the three months and nine months ended April 30, 2022 and 2021, performed generally in line with historical trends, and continued to demonstrate signs of recovery from COVID-19 disruption across major markets. In our wholesale business, the expansion of on-premise activity was a bright spot for the broader industry, and yet we outperformed by climbing beyond pre-pandemic levels and strengthening our share even when compared to the notably rapid expansion in the comparative prior year period. Off-premise activity remained a key strength in our results as we strengthened share gains across our broader wholesale channel. We believe sales channel mix in the future may be more consistent with performance prior to the COVID-19 pandemic than those periods most prominently impacted by COVID-19 disruption, depending on changing consumer purchasing patterns and future market conditions.
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

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Net sales growth	1.3%	31.6%	10.8%	21.7%
Volume contribution	(0.6)%	41.0%	10.0%	30.2%
Price / mix contribution	1.9%	(9.4)%	0.8%	(8.5)%
For the three months ended April 30, 2022, our net sales growth reflected positive price mix. The positive price / mix contribution was primarily a result of strength in Duckhorn Vineyards and Decoy driving our top line expansion, with a substantial portion of the growth concentrated in wholesale. Volume growth was down 0.6%, nearly keeping pace with the outsized volume growth seen for the three months ended April 30, 2021. Despite achieving high growth rates in the prior year period, we increased our market share gains and saw strong off-premise performance for the three months ended April 30, 2022. Our consistent use of distributor and retail sales discounts and promotions in our wholesale channel to gain market share has historically placed modest downward pressure on price / mix contribution. To the extent we deploy a similar strategy in the future, we would expect to see similar downward pressure on price / mix.
For the nine months ended April 30, 2022, growth in net sales was mainly attributable to strong sales volume growth and a positive price / mix contribution demonstrating the shift back toward pre-COVID-19 trends as shown by the sustained growth in our on-premise sales. Generally, on-premise growth also drives increased sales in our ultra-luxury brands that sell at higher average sales prices and positively impact price / mix contribution. In the prior year period, we saw immense growth primarily driven by off-premise sales of our luxury winery brands that drove a negative price / mix contribution.
We expect price / mix contribution will continue to move toward historical levels as consumer purchasing and consumption habits normalize following the COVID-19 pandemic. We expect that volume contribution will continue to be the primary driver of changes in our net sales in future periods. To the extent our growth is fueled by sales of lower-priced luxury winery brands, we may see lower or negative price / mix contribution in the future, with potential for favorable impacts to price / mix due to brand velocity at varying price points.
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
As we continue to grow our business in the future, we expect gross profit to increase as our sales grow and as we effectively manage our cost of sales, subject to any future unexpected volatility in the grape and bulk wine markets, increased seasonal labor costs and, to a lesser extent inflationary impact from commodity costs, including dry goods and packaging materials. Additionally, we expect gross profit as a percentage of net sales to remain consistent with historical levels or to improve to the extent we return toward normalized consumer spending behavior across the industry and within our business, particularly with respect to on-premise sales in the wholesale channel, which would favorably influence our gross profit margins on net sales.

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
During Fiscal 2022, we observed continued signs of reopening across the domestic consumer product markets and reversion toward consumer purchasing habits which we believe to be more in line with trends observable before the COVID-19 pandemic. On-premise sales have continued to increase from their pandemic lows, resulting in higher sales of our ultra-luxury winery brands and fortifying on-premise sales for the nine months ended April 30, 2022. Off-premise activity remained a key strength in our results as we strengthened share gains across our broader wholesale channel. We expect sales channel mix to continue to move toward historical levels and to reflect consumer purchasing patterns more consistent with performance prior to the COVID-19 pandemic. At the same time, the significant off-premise sales growth that we experienced during the pandemic may be tempered compared to the outsized growth rates in pandemic-impacted comparative periods. Although we have observed strong customer demand during periods impacted by pervasive stay-at-home restrictions, and cannot predict the future impact on consumer spending as these restrictions continue to vary by market, we believe that the diverse offerings of The Duckhorn Portfolio, which include a broad spectrum of price points, mitigates some of the risk to our future operations in periods in which the on- and off-premise relative mix fluctuates.
During the pandemic, our tasting rooms have also experienced lower tasting fee revenue due to reduced capacities or mandatory closure in order to comply with applicable regulations despite sustained operating levels of expenses, primarily comprised of tasting room operating expenses during periods of capacity restrictions or mandatory closure. Conversely, e-commerce sales increased substantially in response to lockdowns as customers sought to purchase our wines in a manner that reduced human contact. We believe that our tasting rooms will continue to see strong visitation and sales results as the pandemic wanes, tourism increases and regulations limiting occupancy are eased. At the same time, we believe that customers who used e-commerce platforms to purchase our wines will continue to enjoy the convenience of those platforms to purchase wines from The Duckhorn Portfolio, Inc.

Impact of wildfires
During the first quarter of Fiscal 2021, several wildfires occurred in Northern California. These fires adversely affected certain industry grape supplies. Other than smoke exposure to grapes that had not been harvested, our vineyards did not sustain damage during the fires. However, smoke and fire damage to vineyards in the primary regions and markets where we source fruit rendered some of the available grapes unacceptable for the Company’s production needs. In response, we took steps to obtain alternative sources of supply that we believe substantially mitigates the impact of the fires on our supply. Based on our internal analysis of the impacts of the wildfires, we believe the potential future impact on our operational results to be immaterial. We continue to monitor the ongoing effects on our business for any material changes to that conclusion. Wildfires and smoke damage to grape yields have resulted in disruption and could continue to disrupt the overall grape supply market, introduce changes to our production plan, impact the quantity or release timing of expected case sales in our sales forecast, or result in changes to future gross profit margins as compared to prior periods.
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
The effects of purchase accounting adjustments on our operational performance caused our pre-tax income from operations to be lower in certain periods than we would otherwise have recognized due to increased cost of sales from step-up to fair value of inventory and increased operating expenses due to step-up depreciation on property and equipment and amortization of definite-lived intangible assets. The table below reflects the line items of our Condensed Consolidated Statements of Operations impacted by these purchase accounting adjustments:

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2022	2021	2022	2021
Purchase accounting adjustments to cost of sales	$54	$126	$347	$1,449
Impact of purchase accounting on gross profit	(54)	(126)	(347)	(1,449)
Amortization of customer relationships and other intangible assets	1,921	1,921	5,762	5,762
Impact of purchase accounting on selling, general and administrative expenses	1,921	1,921	5,762	5,762
Impacts of purchase accounting on income before income taxes	$(1,975)	$(2,047)	$(6,109)	$(7,211)
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

	Three months ended April 30,				Nine months ended April 30,
(in thousands, except percentages)	2022		2021		2022		2021
Net sales	$91,584	100.0%	$90,425	100.0%	$294,501	100.0%	$265,720	100.0%
Cost of sales	47,622	52.0	43,496	48.1	148,652	50.5	132,759	50.0
Gross profit	43,962	48.0	46,929	51.9	145,849	49.5	132,961	50.0
Selling, general, and administrative expenses	23,083	25.2	31,142	34.4	70,055	23.8	65,418	24.6
Casualty loss (gain), net	43	—	(421)	(0.5)	123	—	(6,636)	(2.5)
Income from operations	20,836	22.8	16,208	17.9	75,671	25.7	74,179	27.9
Interest expense	1,618	1.8	3,755	4.2	4,860	1.7	10,947	4.1
Other income, net	(1,046)	(1.1)	(2,192)	(2.4)	(2,477)	(0.8)	(5,006)	(1.9)
Total other expenses	572	0.6	1,563	1.7	2,383	0.8	5,941	2.2
Income before income taxes	20,264	22.1	14,645	16.2	73,288	24.9	68,238	25.7
Income tax expense	4,699	5.1	5,623	6.2	18,483	6.3	19,694	7.4
Net income	15,565	17.0	9,022	10.0	54,805	18.6	48,544	18.3
Less: Net loss (income) attributable to non-controlling interest	—	—	—	—	(35)	—	4	—
Net income attributable to The Duckhorn Portfolio, Inc.	$15,565	17.0%	$9,022	10.0%	$54,770	18.6%	$48,548	18.3%
Comparison of the three and nine months ended April 30, 2022 and 2021

Net sales
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Net sales	$91,584	$90,425	$1,159	1.3%	$294,501	$265,720	$28,781	10.8%
Net sales for the three months ended April 30, 2022 increased $1.2 million, or 1.3%, to $91.6 million compared to $90.4 million for the three months ended April 30, 2021. The increase in net sales for the three months ended April 30, 2022 was driven by a favorable shift in price/mix contribution due to favorable brand mix led by wholesale, partially offset by negative volume growth.
Net sales for the nine months ended April 30, 2022 increased $28.8 million, or 10.8%, to $294.5 million compared to $265.7 million for the nine months ended April 30, 2021. The increase in net sales for the nine months ended April 30, 2022 was primarily driven by volume growth and favorable price / mix contribution as a result of strong growth led by the wholesale sales channels.

Cost of sales
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Cost of sales	$47,622	$43,496	$4,126	9.5%	$148,652	$132,759	$15,893	12.0%
Cost of sales increased by $4.1 million, or 9.5%, to $47.6 million for the three months ended April 30, 2022 compared to $43.5 million for the three months ended April 30, 2021. The increase in cost of sales for the three months ended April 30, 2022 is primarily driven by higher sales and an increase in our inventory reserve for excess seltzer products (see Note 4 (Inventories) for additional information). As the remaining seltzer inventory levels are immaterial, we do not expect a material impact to any future period as a result of potential further inventory reserves for this product.
Cost of sales increased by $15.9 million, or 12.0%, to $148.7 million for the nine months ended April 30, 2022 compared to $132.8 million for the nine months ended April 30, 2021.The increase in cost of sales for the nine months ended April 30, 2022 is primarily driven by higher sales and an increase in the seltzer inventory reserve, partially offset by the diminishing impacts of step-up cost of wine due to purchase accounting adjustments from prior acquisitions. For additional information see “—Other factors impacting the comparability of our results of operations”.

Gross profit
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Gross profit	$43,962	$46,929	$(2,967)	(6.3)%	$145,849	$132,961	$12,888	9.7%
Gross margin	48.0%	51.9%			49.5%	50.0%
Gross profit decreased $3.0 million, or 6.3%, to $44.0 million for the three months ended April 30, 2022 compared to $46.9 million for the three months ended April 30, 2021. Gross profit margin was 48.0% for the three months ended April 30, 2022 compared to 51.9% for the three months ended April 30, 2021. The decrease in gross profit for the three months ended April 30, 2022 is primarily the result of an increase in our inventory reserve (see Note 4 (Inventories) for additional information), which more than offset positive mix shifts that were favorable to gross profit margin.
Gross profit increased $12.9 million, or 9.7%, to $145.8 million for the nine months ended April 30, 2022 compared to $133.0 million for the nine months ended April 30, 2021. Gross profit margin was 49.5% for the nine months ended April 30, 2022 compared to 50.0% for the nine months ended April 30, 2021. While gross profit margins were generally consistent over the comparative periods, the increase in gross profit for the nine months ended April 30, 2022 was primarily the result of higher sales volume, brand and channel mix shifts that were net favorable to gross profit margin, a reduction in step-up cost of wine sold due to lower balances of remaining inventory with associated step-up from purchase accounting in previous periods, offset by an increase in our inventory reserve (see Note 4 (Inventories) for additional information related to the inventory reserve).

Operating expenses
Selling, general and administrative expenses
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Selling expenses	$11,296	$9,699	$1,597	16.5%	$32,666	$26,425	$6,241	23.6%
Marketing expenses	2,113	2,314	(201)	(8.7)	7,172	6,239	933	15.0
General and administrative expenses	9,674	19,129	(9,455)	(49.4)	30,217	32,754	(2,537)	(7.7)
Total selling, general and administrative expenses	$23,083	$31,142	$(8,059)	(25.9)%	$70,055	$65,418	$4,637	7.1%
Selling, general and administrative expenses decreased $8.1 million, or 25.9%, to $23.1 million for the three months ended April 30, 2022, compared to $31.1 million for the three months ended April 30, 2021. The decrease in selling, general and administrative expenses for the three months ended April 30, 2022 was driven by IPO related expenses, specifically equity-based compensation and other transaction costs incurred in the third quarter of Fiscal 2021 which were not present in the third quarter of Fiscal 2022, partially offset by higher compensation expense due to headcount increase.
Selling, general and administrative expenses increased $4.6 million, or 7.1%, to $70.1 million for the nine months ended April 30, 2022, compared to $65.4 million for the nine months ended April 30, 2021. The increase in selling, general, and administrative expenses for the nine months ended April 30, 2022 is largely attributable to compensation costs due to our expanded workforce, higher equity-based compensation as a public company as compared to the prior year period, transaction expenses incurred for the secondary offering (see Note 1 (Description of business) for additional information related to the offering), higher general and administrative costs related to being a public company and higher selling expenses in support of revenue-generating activities as travel restrictions lessened versus the comparative prior year period.

Casualty loss (gain), net
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Casualty loss (gain), net	$43	$(421)	$464	110.2%	$123	$(6,636)	$6,759	101.9%
Casualty loss (gain), net increased by $0.5 million, or 110.2%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in casualty loss (gain), net is primarily due to the receipt of crop insurance proceeds received in the third quarter of Fiscal 2021 related to wildfires resulting in fruit damage and other direct costs which occurred in the first quarter of Fiscal 2021.
Casualty loss (gain), net increased by $6.8 million, or 101.9%, for the nine months ended April 30, 2022 compared to the nine months ended April 30, 2021. The increase in casualty loss (gain), net is primarily due to insurance proceeds received in Fiscal 2021 related to a flood at one of our wineries in a previous fiscal year that did not reoccur in the current fiscal year. See Note 13 (Casualty loss) to our Condensed Consolidated Financial Statements for further information.

Other expenses
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Interest expense	1,618	3,755	$(2,137)	(56.9)%	$4,860	$10,947	$(6,087)	(55.6)%
Other income, net	(1,046)	(2,192)	1,146	52.3%	(2,477)	(5,006)	2,529	50.5%
Total other expenses	$572	$1,563	$(991)	(63.4)%	$2,383	$5,941	$(3,558)	(59.9)%
Other expenses decreased by $1.0 million, or 63.4%, to $0.6 million for the three months ended April 30, 2022 compared to $1.6 million for the three months ended April 30, 2021. The decrease in other expenses for the three months ended April 30, 2022 is driven by a decrease in interest expense due to lower debt balances outstanding for the period and a lower overall swap notional balance.
Other expenses decreased by $3.6 million, or 59.9%, to $2.4 million for the nine months ended April 30, 2022 compared to $5.9 million for the nine months ended April 30, 2021. The decrease in other expenses for the nine months ended April 30, 2022 is largely due to lower debt balances outstanding for the period, in conjunction with lower average interest rates on our variable-rate debt. The change in our other income, net was primarily driven by downward pressure on LIBOR and a lower overall swap notional balance. Both of these factors contributed to a change in overall swap position to an asset on our Condensed Consolidated Statements of Financial Position. In addition, see “—Liquidity and capital resources” for discussion of our Credit Facility.

Income tax expense
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Income tax expense	$4,699	$5,623	$(924)	(16.4)%	$18,483	$19,694	$(1,211)	(6.1)%
Income tax expense decreased $0.9 million, or 16.4%, to $4.7 million for the three months ended April 30, 2022 compared to $5.6 million for the three months ended April 30, 2021. The decrease in income tax expenses for the three months ended April 30, 2022 is primarily due to a reduction in unfavorable permanent book/tax differences related to non-deductible equity-based compensation.
Income tax expense decreased $1.2 million, or 6.1%, to $18.5 million for the nine months ended April 30, 2022 compared to $19.7 million for the nine months ended April 30, 2021. The decrease in income tax expense for the nine months ended April 30, 2022 is primarily due to a reduction in unfavorable permanent book/tax differences related to non-deductible equity-based compensation.
Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of April 30, 2022, we had $8.7 million in cash and $310.0 million available in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility.
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
Cash flows
The following table presents the major components of net cash flows.

	Nine months ended April 30,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$47,855	$41,536
Investing activities	(24,798)	(11,400)
Financing activities	(18,647)	(31,361)
Net increase in cash	$4,410	$(1,225)
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
For the nine months ended April 30, 2022, net cash provided by operating activities was $47.9 million compared to $41.5 million for the nine months ended April 30, 2021, a increase of $6.4 million. The increase in cash provided by operating activities was driven by the following factors:
•The net income after adjusting for non-cash items increased operating cash flows by $4.4 million;
•Increases in cash provided by changes in prepaid expenses for the nine months ended April 30, 2022 driven by timing of deposits and and increased insurance in fiscal year 2021, partially offset by timing impacts in bulk and bottled wine supply management to support increases in demand, in aggregate resulted in an increase to operating cash flow of $6.8 million;
•Our wholesale sales channel, generally subject to credit terms, saw an increase in net sales, which drove a corresponding increase in accounts receivable and resulted in a $11.6 million increase in operating cash flow;
•Changes in accounts payable and accrued expenses decreased operating cash flows $9.8 million due primarily to timing of invoice accruals and payments;
•Decreases in accrued compensation of $10.9 million based on the timing of certain compensation-related payments resulted in a corresponding decrease in operating cash flow; and
•Deferred revenues increased operating cash flows by $3.8 million primarily due to shipment timing for DTC list member sales.
Investing activities
For the nine months ended April 30, 2022, net cash used in investing activities was $24.8 million compared to $11.4 million for the nine months ended April 30, 2021, an increase of $13.4 million, primarily due to vineyard acquisitions completed during the previous fiscal quarter, see Note 5 (Property and equipment). Capital expenditures were $24.9 million for the nine months ended April 30, 2022 and $11.5 million for nine months ended April 30, 2021. From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions to support our growth. Any such transactions may require us to make additional investments and capital expenditures in the future.
Financing activities
For the nine months ended April 30, 2022, net cash used by financing activities was $18.6 million as compared to $31.4 million for the nine months ended April 30, 2021, an decrease of $12.8 million of net cash used by financing activities. The decrease was primarily the result of a decrease in net payments under our line of credit of $95.5 million and a $100 million dividend paid out in the prior year, offset by $183.9 million of IPO proceeds.
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
As of April 30, 2022, outstanding principal balances on the debt instruments were $115.0 million for the revolving line of credit, $6.0 million for the capital expenditure loan, $98.4 million for the term loan (tranche one) and $13.6 million for term loan (tranche two).
The First Lien Loan Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of April 30, 2022, we were not in violation of any covenants.
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
Capital expenditure loan
The capital expenditure loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on August 1, 2023. As of April 30, 2022, the $25.0 million limit was fully drawn. This instrument has an interest rate of LIBOR plus 190 basis points.
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

Off-balance sheet arrangements
As of April 30, 2022, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
There have been no material changes in our critical accounting policies during the nine months ended April 30, 2022, as compared to those disclosed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for Fiscal 2021.
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
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon LIBOR plus applicable margins or predetermined alternatives rates, as applicable, pursuant to the terms of our Credit Facility. As of April 30, 2022, our outstanding borrowings at variable interest rates totaled $231.0 million. An increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.3 million increase in interest expense on an annualized basis and could have a material effect on our results of operation or financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in March 2020. See Note 9 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information on the interest rate swap.

Inflation
We do not believe that inflation has had a material impact on our business, results of operations or financial condition to date. We continue to monitor the impact of inflation in an attempt to minimize its effects through pricing strategies and cost reductions. If, however, our operations are impacted by significant inflationary pressures, we may not be able to fully offset such impacts through price increases on our products, supply negotiations or production improvements. A higher than anticipated rate of inflation in the future could harm our operations and financial condition.
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The maximum term for the Company's outstanding foreign exchange forward contracts was six months as of April 30, 2022. See Note 9 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of April 30, 2022.
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
As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended April 30, 2022.
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
Item 6. Exhibits.

Exhibit no.	Exhibit description	Filed herewith

10.1	Amended and Restated 2021 Employee Stock Purchase Plan	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	XBRL Taxonomy Extension Schema Document.	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: June 2, 2022	By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 2, 2022	By:	/s/ Lori Beaudoin
Lori Beaudoin
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)