Form 10-K
period 2022-07-31
Duckhorn Portfolio, Inc.
filed 2022-09-28
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on New York Stock Exchange on January 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $734,185,000.
The registrant had outstanding 115,184,161 shares of common stock, $0.01 par value per share, as of September 21, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2023 Annual Meeting of Stockholders to be held on January 20, 2023 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•"ASU" refers to Accounting Standards Update.
•"AVA" means American Viticultural Area.
•"CAGR" refers to Compound Annual Growth Rate.
•"CARES Act" refers to Coronavirus Aid, Relief, and Economic Security Act.
•"Class M Common Units," "awards", and "units" refers to equity awards or issued profit interest units issued to certain employees under the 2016 Plan.
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
•"Credit Facility" and "Credit Agreement" refers to the existing first lien credit facility pursuant to that certain First Lien Loan and Security Agreement, dated as of October 14, 2016 (as amended by Amendment No. 1, dated July 28, 2017, as amended by Amendment No. 2, dated as of April 19, 2018, as amended by Amendment No. 3 dated as of August 1, 2018, as amended by Amendment No. 4 dated as of October 30, 2018, as amended by Amendment No. 5 dated as of June 7, 2019, as amended by Amendment No. 6 dated as of August 17, 2020, as amended by Amendment No. 7 dated February 22, 2021, as amended by Amendment No. 8 dated August 30, 2022), by and among the Company, the borrowers named therein, the lenders named therein and the Bank of the West, as administrative agent.
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
•"Estate wines" refers to wine made with grapes that share geographical provenance and are farmed, fermented, aged and bottled on-site at Company-controlled vineyards and facilities.
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
•"IRI" refers to Total U.S. Foods scanner data available on a subscription basis from Information Resources, Inc., a technology, analytics and data company.
•"IT" refers to information technology.
•"IWSR" refers to International Wines and Spirits Record.
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
•"SOFR" refers to Secured Overnight Financing Rate.
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

Risk Factors Summary
An investment in our common stock involves a high degree of risk. Any of the factors set forth under “Risk factors” may limit our ability to successfully execute our business strategy. You should carefully consider all of the information set forth in this Annual Report on Form 10-K, and, in particular, you should evaluate the specific factors set forth under “Risk factors” in deciding whether to invest in our common stock. Among these important risks are the following:
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
•Our marketing strategy involves continued expansion of our DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges, including changes to the judicial, legal or regulatory framework applicable to our DTC business, could negatively affect our sales in these channels and our profitability.
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

•If we are unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies, or if there is an increase in the cost of the commodities or products, as a result of inflation or scarcity, our profitability, production and distribution capabilities could be negatively impacted, which would materially and adversely affect our business, results of operations and financial condition.
•The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations.
•Increases in labor costs, labor shortages, and any difficulties in attracting, motivating, and retaining well-qualified employees could have an adverse effect on our ability to successfully manage our business, maintain our reputation within the industry and execute our strategic objectives, which could materially and adversely affect our operating efficiency and financial condition.
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
•Our failure to adequately maintain and protect or otherwise process personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.
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
We sell our wines in all 50 states and over 50 countries at prices ranging from $20 to $200 per bottle under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark. Our wines have a strong record of achieving critical acclaim, vintage after vintage. Each winery brand boasts its own winemaking team to create distinct experiences for consumers, to ensure product quality and continuity and to galvanize sustainable farming practices. Beyond our winemaking teams is an organization comprised of passionate, talented employees, including a highly tenured executive team that has approximately 100 years of cumulative experience with Duckhorn.
We sell our wines in our wholesale channel, to distributors and directly to retail accounts in California, and to consumers in our DTC channel, all of which leverage long-standing relationships developed over the past forty years and provide relatively comparable, attractive margins. Our comprehensive sales force builds deep and impactful relationships with distributors and direct to trade accounts (which we previously referred to as direct to retail) in our wholesale channel. In addition, our DTC channel leverages our multi-winery e-commerce website, and it features our award-winning subscription wine clubs and tasting rooms.
Combined, our California direct to trade accounts business and DTC channel made up 33.7% and 34.7% of our net sales in Fiscal 2022 and 2021, respectively, delivering greater connectivity with consumers and retailers alike.
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
Financial highlights
For the fiscal year ended July 31, 2022, compared to the fiscal year ended July 31, 2021, we delivered the following:
•$35.9 million increase in net sales, to $372.5 million.
•$4.2 million increase in net income, to $60.2 million.
•$10.3 million increase in adjusted EBITDA, to $127.6 million.
For an explanation of how we calculate adjusted EBITDA and for a reconciliation to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, see “—Key financial metrics” included in this Annual Report on Form 10-K.
Industry background
Our target market
A majority of our wine is sold in the growing U.S. market. The United States consumes more wine than any other nation and we expect its global wine market share to continue to increase. According to data from Statista capturing on-premise and off-premise sales, the total sales value of wine in the United States was more than $78 billion in 2021. While the COVID-19 pandemic initially adversely impacted on-premise sales, including in bars and restaurants, we have seen the channel rebound to pre-pandemic levels. As a result, the total sales value of wine in the United States is expected to remain relatively resilient to any future impacts of the COVID-19 pandemic. We believe favorable trends will continue and that wine will take further alcohol beverage market share in the United States, led by established brands with diversified portfolio offerings.
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
As of July 2022, the luxury wine segment has increased its share of the overall wine market by 5.0%, since December 2019, according to IRI. We have consistently increased our market share in the growing luxury wine segment, before, during, and as we emerge from the COVID-19 pandemic, and we believe premiumization will continue to benefit our business as consumers seek trusted brands. According to IRI, the U.S luxury wine segment sales grew at 3.5% in the fiscal year ended July 31, 2022.
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
In this environment of distributor consolidation and a fragmented universe of many subscale luxury producers, we believe our position as a scaled luxury producer is highly appealing to large distributors and retailers and that our comprehensive portfolio offering provides a “one-stop shop” solution for all their luxury wine needs.
Key drivers of our continued success
We attribute our success to the following strengths:
Curated and comprehensive portfolio of luxury wines. Our portfolio encompasses ten luxury brands that champion 15 varietals in 31 AVA designations. Duckhorn Vineyards, Decoy and Kosta Browne are the cornerstones of this curated and comprehensive portfolio and reinforce the credibility and brand strength of our entire portfolio. We believe the breadth and depth of our luxury brands, coupled with our scale, position us as a premier supplier of luxury wines. Our singular focus on sustainable luxury winemaking energizes our employees, fosters trust and credibility in our customer and grower relationships, and ultimately results in high-quality, award-winning wines that we believe deeply resonate with consumers.
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
Exceptional brand strength and critical acclaim. The Duckhorn Portfolio has consistently received stellar reviews across varietals, geographies and price points from the industry’s top critics and publications. Two of our wines, the Kosta Browne Sonoma Coast Pinot Noir and the Duckhorn Vineyards Napa Valley Three Palms Vineyard Merlot, have received one of the industry’s most prestigious awards, Wine Spectator magazine’s Wine of the Year. We are the only wine company to have more than one winery brand in our portfolio to have received this award in the 21st century. Critics within our industry widely use a 100-point scale to score individual wines, and we take pride in our consistent track record of 90+ point wines, scores that indicate superior quality. The strength of our winery brands is also demonstrated by our market-leading sales in some of the most popular varietals in the U.S. luxury market. During the fiscal year ended July 31, 2022, we had the top selling domestic luxury wine for Cabernet Sauvignon (the largest luxury varietal during the period), Sauvignon Blanc (the fastest growing luxury top wine varietal during the period) and Merlot, according to IRI. These three varietals combined represented approximately 41% of the total U.S. luxury wine market during the same period.
Scaled luxury platform. We are the largest pure-play luxury wine company in the United States. We believe our approach and dedicated focus on luxury wines continues to be highly appealing to the modern wine consumer seeking authenticity and enables category excellence versus our more broadly focused, scaled competitors. We also have an advantage over our fragmented, smaller-scale competitors because our individual brands each benefit from their place in our larger portfolio, leveraging more efficient operational, branding, marketing and distribution capabilities. For example, our depth of operational capabilities enables us to simultaneously present a curated offering of the most popular wine varietals and prudently develop new offerings in new, high-growth categories, all with the credentials of a pure-play luxury producer of scale.
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
Differentiated omni-channel sales and distribution platform. Our innovative, scalable platform enables us to fulfill consumer needs through an integrated experience across channels at attractive gross profit and adjusted EBITDA margins. Our ideal consumers interact with us seamlessly across channels, through our wine clubs and tasting rooms and when grocery shopping or ordering at a restaurant.
We leverage our long-standing wholesale channel nationwide (with approximately 59,000 accounts domestically), including our direct to trade accounts business in California (with approximately 3,000 accounts in Fiscal 2022), to build deep, impactful relationships with our trade accounts. These channels provide a critical path for our winery brands to succeed both on-premise and off-premise, across a wide range of outlets and geographies.
Since our founding more than 40 years ago, we have been selling directly to retail accounts in California, a point of distinction among large California wine producers, many of which sell through a distributor in the state. We believe our direct to trade accounts business in California gives us a competitive advantage for several reasons. First, our direct connection with the retail accounts allows us more control over sales, branding and other marketing support. Second, our approach gives us more visibility into sell-through rates. Finally, we enjoy significantly stronger margins selling directly to retail accounts, rather than selling through a distributor. However, due to selling expense as a percentage of net sales variability, adjusted EBITDA margins are relatively comparable among the various channels.
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
We believe the strategic combination of our complementary paths to consumers has been an important driver of our sustained growth and will continue to enable long-term scalability, though ultimately the success of our business depends on our ability to develop connections between our customers and our winery brands. We balance the market accessibility of a broad wholesale reach with direct and authentic customer and consumer touchpoints that drive connectivity, insights and trust. Combined, our California direct to trade accounts business and DTC channel make up 33.7% and 34.7% of our combined net sales for Fiscal 2022 and 2021, respectively.
We believe our comprehensive omni-channel route-to-market is a key differentiator of our leading U.S. luxury wine platform and allows us to engage with distributors, customers and consumers on multiple fronts and meet their needs across price points, varietals and appellations, driving long-term sustainable growth.
Diversified and scalable production model. The success of The Duckhorn Portfolio is underpinned by our strategic, diversified and scalable supply and production platform. We strive for capital efficiency and secure the majority of our grape supply by leveraging long-standing relationships within a vast, geographically diversified network of more than 318 trusted growers and bulk wine suppliers, designed to help us mitigate agricultural risk, optimize costs and quality and flexibly scale. At our eight state-of-the-art wineries, we are able to directly control the quality of the wine we produce.
To complement this scaled platform, we control (owned or leased) 33 distinct Estate vineyards spanning 1,158 acres. Some of our most prestigious wines are created from Estate grapes grown in these vineyards under our own viticultural heritage utilizing sustainable winegrowing and employing responsible land and water stewardship practices.
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
Exceptional leadership team. We have an exceptional, culture-driven leadership team at the helm of The Duckhorn Portfolio. The highly tenured executive team has approximately 100 years of cumulative experience with Duckhorn and is led by Alex Ryan, who began his work with luxury wine at Duckhorn over 34 years ago.

The executive leadership team is made up of six strategic and functionally focused professionals dedicated to the success and growth of The Duckhorn Portfolio. Since 2010, this leadership team has grown net sales by approximately 600%, successfully managing the business through multiple economic cycles, challenging environmental externalities and the integration of two acquisitions. Supporting this leadership team is a deep bench of highly talented managers, many of whom have a long history at the Company and with our winery brands. Throughout our history, we believe we have been able to attract the highest caliber employees in the winemaking industry because of our reputation, prioritization of sustainability and corporate responsibility, holistic focus on our team members and commitment to developing, empowering, supporting and promoting our employees, which is a core element of our leadership.
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
We maintain close connectivity to luxury wine consumers through our omni-channel sales model, which coupled with our high-quality, flexible production assets, allows us to thoughtfully tailor our portfolio to meet consumers’ needs. One of our most successful growth initiatives has been the long-term development and evolution of Decoy, which began with a single offering and now includes 13 different labels across our Decoy and Decoy Limited offerings. We expect to further enhance Decoy as a luxury winery brand and we see great potential for further extensions, as evidenced by some of the following recent innovations. In recent years, we successfully launched five new Decoy labels, each of which received strong consumer reception. Four of these labels are in our new upmarket tier, Decoy Limited, which consists of Alexander Valley Cabernet Sauvignon, Napa Valley Red Blend, Sonoma Coast Pinot Noir and Sonoma Coast Chardonnay. In addition, we inaugurated a new category offering, Decoy Brut Cuvée Sparkling. We expect to launch other Decoy extensions in the future and intend to continue evolving and strategically broadening The Duckhorn Portfolio to drive future growth.
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
We see an opportunity to continue to expand our retail accounts and increase cases sold per retail account, most prominently by leveraging the strength of our powerhouse Decoy brand. In Fiscal 2022, we increased the number of our accounts by 14.0% to approximately 59,000. Over the same period, our domestic case sales per account decreased by 1.2% and our number of distribution points increased by approximately 8%. While the wholesale channel has experienced significant distributor consolidation and increased competition in recent years, we believe our long-standing existing commercial relationships coupled with exceptional portfolio strength, built over the last four decades, position us to capture this distribution growth opportunity and accelerate sales to existing distributors and retail accounts in California.
Continue to invest in DTC capabilities.
We plan to continue to invest in our DTC channel, which currently comprises approximately 16% of sales and features seven tasting rooms, multiple wine clubs and a robust online portfolio experience. This robust channel provides an important means for us to engage with consumers, create brand evangelists and drive adoption across our portfolio. This channel also favorably impacts gross profit margins, as wines sold through our DTC programs are often more exclusive, higher-priced wines. However, due to selling expense as a percentage of net sales variability, adjusted EBITDA margins are relatively comparable among the various channels. We believe the growth of our DTC channel is a meaningful testament to our wines and their appeal to American luxury wine consumers. Our DTC channel will continue to play a critical role in authenticating our luxury credentials with consumers, and we believe our scaled presence and expertise in the channel separates us from our competitors.
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
This approach has led to the successful acquisition of two winery brands over the past four years: Kosta Browne and Calera. Both brands offer highly acclaimed wines with deeply connected consumer followings. In addition to complementing our portfolio, both acquisitions had unique strategic rationale: Kosta Browne expanded our DTC capabilities and Calera further diversified our supply chain and production resilience by broadening our grape-sourcing relationships within the Central Coast of California. These renowned wineries have continued to thrive and grow in prominence under our stewardship. In Fiscal 2022, the Company completed the purchase of four California vineyards of approximately 340 acres, and related assets for a total of $32.7 million.
Competitive landscape
While there are thousands of companies that supply wines in the United States, sales in the industry are relatively concentrated among a limited number of companies. We target and compete in the luxury price segment, and our off-premise average selling price per bottle over this period was $20.56, the second highest of the top 25 U.S. wine suppliers, as measured by IRI. We estimate that our on-premise average selling price per bottle is typically between two and three times the off-premise average selling price. In the 52-week period ended July 31, 2022, our off-premise sales grew 14.5% year over year, the greatest increase of the top 40 wine suppliers, according to IRI.
The tail of the United States wine industry is relatively fragmented. The Duckhorn Portfolio sits at the intersection of scale, luxury and growth and we are the only pure-play U.S. luxury wine company of scale. We believe we compete with our competitors, large and small, on price, quality, perceived luxury authenticity, portfolio depth, innovation, product visibility and channel presence.
Our commitment to environmental, social and governance leadership
We believe that leadership in the ESG challenges and opportunities we and our industry face is a central element of our Company’s mission because our success is tied to how responsibly and sustainably we run our business. We are focused on taking steps every year to address environmental concerns and climate change, strengthen the support of our employees and the communities in which we live and adhere to best practices in corporate governance and risk assessment and mitigation. In order to drive the most impact, our ESG program focuses on material topics such as sustainable agriculture, water conservation, responsible packaging, diversity and inclusion, human capital management, health and safety, customer privacy, responsible drinking practices, ethical business practices, and data privacy and cybersecurity. We continue to strengthen our ESG program and responsibly manage our business-relevant ESG factors that may impact the long-term interests of our stakeholders. Our annual Sustainability and Responsibility Report provides a discussion of our oversight and management of ESG elements that are material to our business as well as detail on how our operations work towards mitigating climate change.
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
Our ESG initiative is led by our Administration Department, which supports the execution of the initiative’s priorities by stakeholders across all departments in the Company. The Company's Nominating and Corporate Governance Committee of the Board of Directors, as well as our President, Chief Executive Officer and Chairman, provide direction with respect to the evolving priorities of the ESG initiative and receive quarterly reports with respect to the quantitative and qualitative progress of goal attainment. In addition, we report to our stockholders with respect to the results of the ESG initiative on an annual basis, with our next Sustainability and Responsibility Report being published online later this year.
Farming and winery operations
We farm and control (owned or leased) 1,158 Estate vineyard acres throughout the premier grape-growing regions in California and Washington. Between 2015 and 2021, our Estate vineyards produced on average more than 10% of the grapes required to meet our wine production needs, while more than 85% of our total production was sourced from third-party growers and, to a lesser extent, the bulk wine market. Due to our ongoing reinvestment in our vineyard infrastructure, the natural lifecycle of grapevines and other business and agricultural considerations, the exact number of acres that are fallow, bearing fruit or producing a specific varietal is in perpetual fluctuation. We currently engage in a number of sustainable winegrowing practices and are working diligently to address climate change vulnerability as part of the Environmental pillar of our ESG initiative. We further our commitment to responsible land stewardship by designing our vineyards to minimize impact on the surrounding environment and utilizing sophisticated farming practices to encourage soil enhancement, erosion control and healthy ecosystems by using native cover crops and water-efficient rootstock.
To supplement our Estate-grown fruit, we purchase additional grapes from grower partners and, to a significantly lesser extent, bulk wine from trusted producers. We source grapes and bulk wine from more than 318 counterparties, many of whom we have worked with for decades. In addition to grapes and bulk wine, we use additives to support and develop the fermentation, filtration, clarification and stabilization of the wine from tank to bottle. We also use barrels sourced from France, glass bottles from Mexico, cork from Portugal and metal packaging components from the United States and Europe. We are focused on diversifying our supply chain and grape sourcing to be best positioned to respond to unforeseen natural events.
Quality control is a priority at every stage of wine production at The Duckhorn Portfolio, from harvesting the fruit at the desired brix to storage and transportation of the cased goods at the appropriate temperature. Our wineries leverage state-of-the-art technology designed to ensure optimal quality, allowing our winemaking teams a high level of visibility in reaching the desired results. Much of our wine is produced at an ISO-9001-certified plant. Once wine grapes have been harvested, the fruit is brought via truck from the vineyard to the winery to begin the winemaking process. Most of our winemaking activities occur at one of our eight wineries, under the direction of one of our winemaking teams, who design and implement quality control plans for each stage of the production process. Winemaking activities for some of our wines take place under our direction at custom crush partners. Between January 1, 2018 and December 31, 2021, approximately 70% of our grape crush mix by net weight was processed at one of our wineries, and the remaining 30% was processed under our direction at custom crush partners. Great care is taken in the grape selection process, particularly with respect to our ultra-luxury wines, to maximize the quality of grape clusters that are used in our wines. Once the winemaking team is satisfied that the grapes are of consistent ripeness and quality, the grapes are destemmed, crushed and later pumped into fermentation tanks. During the fermentation process, the winemaking team continually observes, measures and mixes the juice as the sugars convert to alcohol. Once the fermentation process is complete, the wine is racked into barrels or storage tanks for cellaring. Nearly all of our wines are bottled at one of our facilities, which allows us to nimbly change bottling schedules at our facilities to meet changing demand. Across our facilities, we believe we have sufficient infrastructure, equipment and entitlements to bottle approximately three million gallons of wine per year. Our red wines generally have a harvest-to-release inventory lifecycle that can range from 15 to 48 months. Our white, rosé and sparkling wines generally have a harvest-to-release inventory lifecycle that can range from five to 48 months.
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
We aim to be a responsible consumer-packaged-goods producer and utilize reusable and recyclable packaging sourced from sustainable producers. As shipping is often the biggest producer of greenhouse gases in the wine supply chain, we have moved toward the use of lighter weight bottles, thereby decreasing our annual greenhouse gas emissions. All of our packaging, including glass bottles, screwcaps, shipping boxes and cork, are recyclable and renewable, further reducing the carbon footprint in our packaging lifecycle.

Our omni-channel sales and distribution platform
Once our wine is produced, there are two primary, routes for it to reach our consumers: our wholesale channel, which includes direct sales to retail accounts in California and indirect sales through distributors, and our DTC channel, through which we sell directly to our consumers. In the United States, the alcoholic beverage sales regulatory framework generally prohibits alcohol producers from selling alcohol in the wholesale channel directly to retail accounts located outside of the producer’s home state. However, we are able to sell directly to retail accounts in California, as a benefit of our California (Type 02) winegrowers license.
Our wholesale business outside of California operates as a part of the state government-mandated three-tier system, which establishes three categories of licensees: the producer (the party that makes the wine), the distributor (the party that buys the wine from the producer and, in turn, sells it to the retailer) and the retailer (the party that sells the wine to the ultimate consumer).
We have an extensive network of salespeople across both our wholesale and DTC channels. We deploy our sales force, which included approximately 106 dedicated sales professionals as of July 31, 2022, in our wholesale channel to evangelize our vast network of distributors and retail accounts. Understanding how consumers will connect with brands is critical in allocating shelf and menu space, and while smaller luxury brands rely on distributors to introduce and promote their brands, our sales force takes direct action to deepen our existing distributor relationships as well as to work directly with retail accounts. In addition, our team of approximately 80 hospitality professionals (including seasonal and on-call employees) serve as ambassadors for our winery brands in our seven tasting rooms.
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
In California, our right to sell directly to retail accounts enhances our gross profit margin relative to wine we sell through distributors in other states, and allows us to have greater control of brand messaging and focus within the state. While few scaled producers utilize this route to market, The Duckhorn Portfolio has made use of this approach in California since 1980. In Fiscal 2022, California represented approximately 17% of our wholesale net sales, with approximately 3,000 retail accounts. Additionally, a small percentage of our wines are sold directly to accounts outside of California, including cruise ships, airlines and duty-free shops.
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
Nearly all winery brands are available on the website via our universal shopping cart so that a consumer who discovers us for one brand or particular label will quickly be exposed to our other winery brands to fulfill their future wine needs. These strategies maximize each brand and property while driving awareness for our other world-class wines and properties, resulting in more and lasting connections with consumers and accounts. DTC is the channel with the highest gross profit margin and a critical marketing engine that creates brand strength and drives sales of our most expensive wines.

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
Social media and engagement
Our social media marketing is designed to employ captivating content to re-create the powerful community-building prowess of our founders online. With over 300,000 followers combined, across Instagram, Facebook and Twitter, we increased our followers by approximately 20% over prior year. We surpass many of our wine company competitors and are capitalizing on the current social media consumption trends to drive awareness, engagement, lead generation and sales. Duckhorn Vineyards and Decoy primarily focus on driving awareness and engagement, while Kosta Browne is particularly adept at using “sign-up required” social engagement like the KB Kitchen Series featuring acclaimed top chefs to drive new DTC members. A material portion of the annual marketing budget is spent on influencer marketing, social advertising and social monitoring. These efforts primarily support our Decoy winery brand given its larger audience size.
Diversity and inclusion, which is one of the focus areas of the Social pillar of our ESG initiative have been foundational elements in our content strategy for many years and can be seen threaded throughout our posts.

Human capital
Our team, our values
Our values are an integral part of our Company’s success and provide the foundation for continued growth. Our company culture has evolved as we have grown, but it has remained rooted in the shared values that were central to the vision of our founders, who focused on respect, hard work, collaboration, innovation and a commitment to our mission. We are proud that the average tenure of our full-time employees, at approximately four years, meets the 2020 industry average of four years, which we believe is partially a result of programs in our employee enrichment focus area of the Social pillar of our ESG initiative. For example, because many roles at the Company have a physical component, we maintain a comprehensive injury and illness prevention program to enhance employee safety. We believe our company culture is a key competitive advantage and a strong contributor to our success.
Workforce
As of July 31, 2022, we had approximately 434 full-time employees and 23 part-time and 61 seasonal employees. All of our employees are employed in the United States except for one. We rely on temporary personnel to supplement our workforce, primarily on our farming teams. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Compensation and Benefits; Health and Wellness
Through our comprehensive benefit plans, educational opportunities and recognition programs, we aim to position all of our employees for success in their careers and enable them to lead well-balanced and meaningful lives. Our benefits package is designed to attract, engage, motivate, and retain top talent. We strive to provide compensation, benefits, and services that help meet the varying needs of our employees. Our benefits package includes competitive market pay and comprehensive benefits that are among the best in our industry, including insurance to protect and maintain health, income protection through our short- and long-term disability programs, paid parental leave, and services to assist in balancing work and personal life, such as an employee assistance program.
Training and Development
The attraction, development, and retention of employees is a critical success factor for our success. To support the growth and advancement of our employees, we offer tuition reimbursement and an array of training and professional development opportunities, including a mentorship program, professional development reviews and a variety of training workshops.
Diversity and Inclusion
Our culture of diversity and inclusion (“D&I”) enables us to create, develop, and fully leverage the strengths of our workforce to meet our growth objectives. In the past year, we launched our D&I initiative, providing an avenue for all employees to share experiences, recognize one another and learn to be more thoughtful in our interactions with fellow employees, customers and partners.
Our D&I efforts focus on building a foundation of respect and integrity among colleagues and recognizing the potential biases and prejudices that may exist in the workplace. To create a customized experience for our employees, our Administration department developed and presented a three-module curriculum (offered in both English and Spanish) that covered topics including unconscious bias, identification of microaggressions and actions and inclusion literacy.
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
•The Marketing and DTC Department, which leads strategic marketing, business development, new product development, consumer marketing, trade marketing, corporate communications, public relations, DTC sales, wine clubs and the hospitality program globally, is led by Gayle Bartscherer, our Executive Vice President, Chief Marketing and DTC Officer, who joined the Company in 2022.
•The Production Department, which includes all aspects of winemaking, farming, production, supply sourcing, grower relations and operations, is led by Zach Rasmuson, our Executive Vice President, Chief Operating Officer, who joined the Company in 2003.
•The Finance and IT Department, which manages capital structure, tax strategy, financial planning, reporting and analysis, SEC reporting, accounting and IT, is led by Lori Beaudoin, Executive Vice President, Chief Financial Officer, who joined the Company in 2009.
•The Administration Department, which houses strategy and legal, regulatory compliance, mergers and acquisitions, investor relations, SEC reporting, human resources, ESG, governmental relations and safety, is led by Sean Sullivan, Executive Vice President, Chief Strategy and Legal Officer, who joined the Company in 2019 after having previously advised the Company and our board of directors as outside counsel for nine years.
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
Employee and occupational safety regulation
We are subject to certain state and federal employee safety and employment practices regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act, and regulations governing prohibited workplace discriminatory practices and conditions, including those regulations relating to COVID-19 virus transmission mitigation practices. These regulations require us to comply with manufacturing safety standards, including protecting our employees from accidents, providing our employees with a safe and non-hostile work environment and being an equal opportunity employer. In California and Washington, we are also subject to employment and safety regulations issued by state and local authorities. Consistent with the employee enrichment focus area of the Social pillar of our ESG initiative we seek to go beyond required standards to give employees the tools and training that give rise to a proactive safety culture in which employees demonstrate our shared commitment to eliminating foreseeable dangers that could lead to injuries, work-related illnesses and other hazardous conditions. For example, our Estate vineyard employees are required to attend at least 15 hours of safety training annually.

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
Privacy and security regulation
Our Company collects personal information from individuals. Accordingly, we are subject to several data privacy and security related regulations, including but not limited to: U.S. state privacy, security and breach notification laws; the GDPR; and other European privacy laws as well as privacy laws being adopted in other regions around the world. In addition, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of information about individuals. Certain states have also adopted robust data privacy and security laws and regulations. For example, the CCPA, which took effect in 2020, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. In response to the data privacy laws and regulations discussed above and those in other countries in which we do business, we have implemented several technological safeguards, processes, contractual provisions with third-parties, and employee trainings to help ensure that we handle information about our employees and customers in a compliant manner. We maintain a global privacy policy and related procedures, and train our workforce to understand and comply with applicable privacy laws.
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
Our trademarks are valuable assets that reinforce the distinctiveness of our winery brand and our strong portfolio strength. As of July 31, 2022, we had three registered copyrights, 62 unique-mark trademarks, 20 pending trademark applications and 188 issued trademarks with the United States Patent and Trademark Office, foreign nations and international IP organizations, such as the World Intellectual Property Organization.
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

Item 1A. Risk factors
Risks related to our competitive position and winery brands
The success of our business depends heavily on the strength of our winery brands.
Maintaining and expanding our reputation as a premier producer of luxury wine among our customers and the luxury wine market generally is critical to the success of our business and our growth strategy. The luxury wine market is driven by a relatively small number of active and well-regarded wine critics within the industry who have outsized influence over the perceived quality and value of wines. We have consistently produced critically acclaimed, award-winning wines across multiple winery brands in our portfolio, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark. However, if we are unable to maintain the actual or perceived quality of our wines, including as a result of contamination or tampering, environmental or other factors impacting the quality of our grapes or other raw materials, or if our wines otherwise do not meet the subjective expectations or tastes of one or more of a relatively small number of wine critics, the actual or perceived quality and value of one or more of our wines could be harmed, which could negatively impact not only the value of that wine, but also the value of the vintage, the particular brand or our broader portfolio. The winemaking process is a long and labor-intensive process that is built around yearly vintages, which means that once a vintage has been released, we are not able to make further adjustments to satisfy wine critics or consumers. As a result, we are dependent on our winemakers and tasting panels to ensure that every wine we release meets our exacting quality standards.
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
Our industry is intensely competitive and highly fragmented. Our wines compete in the luxury and ultra-luxury tiers within the wine industry and with many other domestic and foreign wines. Our wines also compete with popularly priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for drinker acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant wine lists and for marketing focus by the Company’s independent distributors, many of which carry extensive portfolios of wines and other alcoholic beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the United States, wine sales are relatively concentrated among a limited number of large suppliers. Our competitors may have more robust financial, technical, marketing and distribution networks and public relations resources than we have. As a result of this intense competition, combined with our growth goals, we have experienced and may continue to face upward pressure on our selling, marketing and promotional efforts and expenses. There can be no assurance that in the future we will be able to successfully compete with our competitors or that we will not face greater competition from other wineries and beverage manufacturers.
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
An increasingly large percentage of our net sales is concentrated within a small number of wholesale customers. Our five largest customers represented approximately 46% of total net sales in Fiscal 2022. Additionally, a substantial portion of our wholesale channel is commanded by large retailers. The purchasing power of these companies is significant, and they have the ability to command concessions. There can be no assurance that the distributors and retailers we use will continue to purchase our wines or provide our wines with adequate levels of promotional and merchandising support. The loss of one or more major accounts or the need to make significant concessions to retain one or more such accounts could have a material and adverse effect on our business, results of operations and financial position.
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
While over the past several years there has been a modest increase in consumption of wine in the U.S. market, a limited or general decline in consumer demand could occur in the future due to a variety of factors, including:
•a general decline in economic or geopolitical conditions including, as a result of inflation, or the increase in price of consumer products;
•a general decline in the consumption of alcoholic beverage products in on-premise establishments, such as those that may result from stricter laws relating to driving while under the influence of alcohol and changes in public health policies;
•a generational or demographic shift in consumer preferences away from wines to other alcoholic beverages or other desirable substitutes;
•increased activity of anti-alcohol groups;
•concern about the health consequences of consuming alcoholic beverage products;
•increased federal, state, provincial, and foreign excise, or other taxes on beverage alcohol products and increased restrictions on beverage alcohol advertising and marketing; and
•consumer dietary preferences favoring lower-calorie beverages, alcoholic and non-alcoholic beverages.
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
Due to regulatory requirements in the United States, we sell a significant portion of our wines to wholesalers for resale to retail accounts, and in some states, directly to government agencies for resale. In California we sell directly to retail accounts rather than via a wholesaler, which we refer to as direct to trade. Additionally, a small percentage of our wines are sold directly to accounts outside of California, including cruise ships, airlines and duty-free shops. Decreased demand for our wines in any of our sales channels would negatively affect our sales and profitability materially. A change in the relationship with any of our significant distributors could harm our business and reduce our sales. The laws and regulations of several states prohibit changes of distributors, except under certain limited circumstances, making it difficult to terminate or otherwise cease working with a distributor for poor performance without reasonable justification, as defined by applicable statutes in those states. Any difficulty or inability to replace distributors, poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could harm our business. In addition, an expansion of the laws and regulations limiting the sale of our wine would materially and adversely affect our business, results of operations and financial results. There can be no assurance that the distributors and accounts to which we sell our wines will continue to purchase our wines or provide our wines with adequate levels of promotional support, which could increase competitive pressure to increase sales and market spending and could materially and adversely affect our business, results of operations and financial results.
Our marketing strategy involves continued expansion of our DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges, including changes to the judicial, legal or regulatory framework applicable to our DTC business, could negatively affect our sales in these channels and our profitability.
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
We may be unable to adequately adapt to shifts in consumer preferences for points of purchase, such as an increase in at-home delivery, and our competitors may react more rapidly or with improved customer experiences. A failure to react quickly to these and other changes in consumer preferences, or to create infrastructure to support new or expanding sales channels may materially and adversely affect our business, results of operations and financial results.
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
Factors including climate change, agricultural risks, competition for quality, water availability, land use, wildfires, floods, disease and pests could impact the quality and quantity of grapes and bulk wine available to our Company. Furthermore, these potential disruptions in production may drive up demand for grapes and bulk wine creating higher input costs or the inability to purchase these materials. In recent years, we have observed significant volatility in the grape market. For example, for the 2022 harvest, we contracted for approximately 32,000 tons of grapes at an estimated cost of approximately $68.7 million, subject to the final determination of yield quantities and our quality acceptance provisions being met. For the 2021 harvest, we purchased 34,000 tons of grapes at a cost of approximately $68.1 million and for the 2020 harvest, we purchased 12,000 tons of grapes at a cost of approximately $26.5 million. However, we may experience upward price pressure in future harvest seasons due to factors including the general volatility in the grape and bulk wine markets, widespread insured and/or uninsured losses and overall stress on the agricultural portion of the supply chain. As a result, our financial results could be materially and adversely affected both in the year of the harvest and future periods.
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
A significant portion of our agricultural yield, wineries and tasting rooms, and our corporate headquarters, are located in a region of California that is prone to natural disasters such as wildfires, floods and earthquakes. Natural disasters may also interrupt critical infrastructure, such as electricity, which may be suspended for a prolonged period of time as a preventative or reactive measure to natural disasters. In recent years, we have experienced wildfires of varying duration and severity in California. At various times during some of these fires, operations at certain of our properties were impacted. These fires also resulted in power outages and limited our access to and productivity at certain of our facilities, which negatively impacted our production and operations. The grapes in our vineyards and the vineyards of the growers from which we are contracted to purchase are susceptible to potential smoke damage as a result of wildfires in the region, which, in some cases, can impact the quality of the grapes, making them unusable or decreasing their value in the production of our wine, as occurred as a result of the fires in 2020.
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
Any disruptions that cause forced closure or evacuation could materially harm our business, results of operations and financial results. Additionally, should multiple closings occur, we may lose guest confidence that could result in a reduction in visitation to our tasting rooms and direct sales, which could materially and adversely affect our business, results of operations and financial results.
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
If we are unable to identify and obtain adequate supplies of quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies, or if there is an increase in the cost of the commodities or products, as a result of inflation or scarcity, our profitability, production and distribution capabilities could be negatively impacted, which would materially and adversely affect our business, results of operations and financial condition.
We use a large volume of grapes and other raw materials to produce and package our wine, including corks, barrels, winemaking additives and water, as well as large amounts of packaging materials, including metal, cork, glass and cardboard. We purchase raw materials and packaging materials under contracts of varying maturities from domestic and international suppliers.
Glass bottle costs are one of our largest packaging components of cost of goods sold. In North America, glass bottles have only a small number of producers. Currently, the majority of our glass containers are sourced from Mexico. An inability of any of our glass bottle suppliers to satisfy our requirements could materially and adversely affect our business. In addition, costs and programs related to mandatory recycling and recyclable materials deposits could be adopted in states of manufacture, imposing additional and unknown costs to manufacture products utilizing glass bottles. The amount of water available for use is important to the supply of our grapes and winemaking, other agricultural raw materials and our ability to operate our business. If climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality, which may affect our production costs, consistency of yields or impose capacity constraints. We depend on sufficient amounts of quality water for operation of our wineries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the grapes and other agricultural raw materials we purchase also depend upon sufficient supplies of quality water for their vineyards and fields. Prolonged or severe drought conditions in the western United States or restrictions imposed on our irrigation options by governmental authorities could have an adverse effect on our operations in the region. If water available to our operations or the operations of our suppliers becomes scarcer, restrictions are placed on our usage of water or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our production. Even if quality water is widely available to us, water purification and waste treatment infrastructure limitations could increase our costs or constrain operation of our production facilities and vineyards. Any of these factors could materially and adversely affect our business, results of operations and financial results.
Our production facilities also use a significant amount of energy in their operations, including electricity, propane and natural gas. We have experienced increases in energy costs in the past, and energy costs could rise in the future, which would result in higher transportation, freight and other operating costs, such as aging and bottling expenses. Our freight cost and the timely delivery of our wines could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver shortages, higher fuel costs, weather conditions, traffic congestion, increased government regulation, and other matters. In addition, increased labor costs or insufficient labor supply could materially increase our production costs.
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

Risks related to COVID-19
The COVID-19 pandemic continues to affect our customers, suppliers and business operations, and the scope and duration of any future health epidemic or pandemic may materially and adversely impact our business, results of operations and financial results.
The COVID-19 pandemic continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets, supply chains and business practices. Governmental authorities have implemented measures to contain the spread of the virus, including vaccine dissemination, social distancing, travel restrictions, border closures, limitations on public gatherings, work-from-home requirements and closure of non-essential businesses from time to time. As an agricultural company that supplies supermarkets, our business is generally deemed essential under current applicable regulatory guidance. We have implemented new standard operating procedures to protect our employees and guests and to comply with applicable guidance. Our ability to host guests in our tasting rooms supports our DTC channel and future closures or capacity reductions may adversely impact future sales. To the extent closures are implemented, we may require workforce reductions. While we continue to closely monitor the situation and may adjust our current policies as per public health guidance, such unpredictable precautionary measures could negatively affect our business, results of operations and financial results. Our business may suffer should there be supply disruption due to restrictions on the ability of employees, the grape growers with whom we contract or our suppliers to travel and work, or if government or public health officials limit the travel of individuals impacting our ability to source materials domestically and internationally. These events may impair our ability to produce, package and distribute our wines. Our operations may become less efficient or otherwise be negatively impacted if critical employees or a significant percentage of the workforce is unable to work.
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
The increased growth of e-commerce across the consumer goods market during the COVID-19 pandemic, stay at home orders, travel restrictions, retail store closures, social distancing requirements and other government action is likely to result in the continued evolution of the competitive landscape of our wines. Additionally, channel instability, including the softening of our e-commerce gains, may result as COVID-19 restrictions are loosened.
Economic disruption and unanticipated changes in consumer demand may negatively impact our ability to adequately forecast demand. Demand for our wines may decline in the future, especially in the event of a prolonged economic downturn as a result of the COVID-19 pandemic and any future unforeseen global health emergency. We have experienced growth in our lower-priced wines, a shift towards off-premise sales, and an increase in net sales through wholesale channels relative to our DTC channel. This has lowered the average selling prices per case. If we cannot respond to and manage the impact of such events effectively, or if global economic conditions do not improve, or deteriorate further, our business, results of operations and financial results could be materially and adversely affected.
Risks related to our business
The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations.
We are subject to risks associated with adverse economic conditions in the United States and globally, including economic slowdown or recession, inflation, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could materially and adversely impact our business, liquidity, financial condition and results of operations. Recent events, including the COVID-19 pandemic, the military incursion by Russia into Ukraine, inflationary conditions and rising interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession may lead to decreased consumer spending on discretionary items, including wine.
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
Increases in labor costs, labor shortages, and any difficulties in attracting, motivating, and retaining well-qualified employees could have an adverse effect on our ability to successfully manage our business, maintain our reputation within the industry and execute our strategic objectives, which could materially and adversely affect our operating efficiency and financial condition.
Our workforce is a significant contributor to the success of our business. If we face labor shortages, increased labor costs due to increased competition for employees and higher employee turnover rates, increases in the federal, state, or local minimum wage, or other employee benefits costs, our operating expenses could increase and our growth, results of operations, and financial condition could be negatively impacted. Wage growth, as a result of labor shortages or otherwise, may also lead to higher costs to purchase the services of third parties and reduce our results of operations.
We are highly dependent on the contributions of our senior management team, sales team, and other key employees, such as our winemakers, and certain employees at our corporate headquarters, wineries, tasting rooms and vineyards. Our ability to deliver on strategic targets is dependent on our ability to recruit, retain and motivate key employees. Attracting and retaining such employees can be competitive in the locations in which our facilities are located, and the inability to attract and retain qualified employees may impact our ability to achieve our targets. We believe that the background and experience of our management team has been a major factor in our success and growth. The loss of current key employees could result in the loss of business knowledge, negatively impact relationships with suppliers, distributors or customers or hurt Company culture and morale, and ultimately, our operating efficiency and financial condition.
Our financial performance is subject to significant seasonality and variability.
Our sales and pricing are subject to seasonal fluctuations. Our net sales are typically highest in the first half of our fiscal year due to increased consumer demand leading up to and around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season, which has the effect of lowering average selling prices as a result of the shift in sales channel mix as well as the use of distributor and retail sales discounts and promotions in our wholesale channel. In Fiscal 2022, our net sales in the first, second, third and fourth fiscal quarters represented approximately 28%, 26%, 25% and 21%, respectively, of our total net sales for the year. Due to the relative importance of the first and second fiscal quarters, slower than anticipated demand for our wines in those quarters could have a materially adverse effect on our annual fiscal results. A failure by us to adequately prepare for periods of increased demand, or any event that disrupts our distribution channels during the first half of each fiscal year, could have a material adverse effect on our business and results of operations.
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
Our future success depends significantly on our ability to protect our current and future winery brands and wines and to enforce and defend our trademarks and other intellectual property rights. We rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to secure and protect our intellectual property rights. We have been granted 62 trademark registrations in the United States and numerous trademark registrations in other countries covering many of our winery and wine brands, and we have filed, and expect to continue to file, trademark applications seeking to protect newly-developed winery and wine brands. We cannot be sure that trademark registrations will be issued to us under any of our trademark applications. Our trademark applications could be opposed by third parties, and our trademark rights, including registered trademarks, could also be challenged. We cannot assure you that we will be successful in defending our trademarks in actions brought by third parties. There is also a risk that we could fail to timely maintain or renew our trademark registrations or otherwise protect our trademark rights, which could result in the loss of those trademark rights (including in connection with failure to maintain consistent use of these trademarks). If we fail to maintain our trademarks or our trademarks are successfully challenged, we could be forced to rebrand our wineries, wines and other products, which could result in a loss of winery brand recognition and could require us to devote additional resources to the development and marketing of new winery brands.
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

A significant portion of our vineyards and supplier and other third party warehouses and distribution centers are located in California, which is prone to seismic activity, wildfires and floods, among other perils. If any of these vineyards or facilities were to experience a catastrophic loss in the future, it could disrupt our operations, delay production, shipments and our recognition of revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed and our business and operating results could be materially and adversely affected. Although we carry insurance to cover property and inventory damage and business interruption, these coverages are subject to deductibles and self-insurance obligations, as well as caps on coverage that could be below the value of losses we could incur in certain catastrophic perils. Furthermore, claims for recovery against our insurance policies can be time-consuming, and may result in significant delays between when we incur damages and when we receive partial or full payment under our insurance policies. For example, such a delay occurred with respect to our insurance claims related to certain February 2019 flood damages, which were not fully resolved until December 2020. We take steps to avoid and minimize the damage that could be caused by potential catastrophic events, but there is no certainty that our efforts will prove successful. If one or more significant catastrophic events occurred damaging our own or third-party assets and/or services, we could suffer a major financial loss and our business, results of operations and financial condition could be materially and adversely affected.
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
As part of our growth strategy, we make acquisitions from time to time that we believe will provide a strategic fit with our business and will increase long-term shareholder value. Acquisitions involve risk and uncertainties, including potential difficulties integrating the acquired company into our operations and culture, possible loss of key accounts, customers or employees, impacts on the perception of existing brands, implementing and maintaining consistent U.S. public company standards and controls or exposure to unknown liabilities. We may not effectively integrate the business or product offerings of acquired companies into our business or within the anticipated costs or timeframes, retain key customers and suppliers or key employees of acquired companies or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from previous estimates and we may fail to realize fully anticipated cost savings, growth opportunities or other potential synergies. We cannot be certain that the fair value of acquired companies or investments will remain constant.
Acquisitions and investments could also result in additional debt and related interest expenses, issuance of additional shares and result in a reduction in our earning per share or other financial results. If the financial performance of our Company, as supplemented by the companies acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations.
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
We cannot assure that we will realize the expected benefits of acquisitions, divestitures, investments, or new products. We cannot assure that the internal control over financial reporting of entities which we consolidate as a result of our investment activities will be as robust as the internal control over financial reporting for our wholly-owned winery brands. Our failure to adequately manage the risks associated with acquisitions, divestitures, investments, or new products or the failure of an entity with which we have an equity or membership interest could have a material adverse effect on our business, results of operations or financial results.
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

Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other types of attacks pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability, and integrity of our data, and we have in the past, and may in the future, experience cyberattacks and other unauthorized access attempts to our IT systems. Because the techniques used to obtain unauthorized access are constantly changing and often are not recognized until launched against a target, we or our vendors may be unable to anticipate these techniques or implement sufficient preventative or remedial measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyber-attack, the integrity and safety of our data could be at risk or we may incur unforeseen costs impacting our financial position. Although we carry insurance covering cyber-attacks including ransomware, these coverages are subject to deductibles and self-insurance obligation, as well as caps on coverage that could be below the value of losses we could incur. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputational, competitive or business harm, which may adversely affect our business, results of operations and financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems. A greater percentage of our employees are now working remotely some or all of the time, which may further increase our vulnerability to cybercrimes and cyberattacks and increase the stress on our technology infrastructure and systems. Even though we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches or failures of our IT systems, networks and services.
Our failure to adequately maintain and protect or otherwise process personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.
We collect, use, store, disclose, transfer and protect (collectively, “process”) personal information, including from employees, customers and potential customers, in connection with the operation of our business. A wide variety of federal, state, local and international laws as well as regulations and industry guidelines apply to the processing of personal information, and may vary between jurisdictions or conflict with other rules. Data protection and privacy laws and regulations are evolving, subject to differing interpretations and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
A variety of data protection legislation apply in the United States at both the federal and state level, including new laws that may impact our operations. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, and began being enforced on July 1, 2020. The CCPA defines “personal information” in a broad manner and generally requires companies that collect, use, share and otherwise process personal information of California residents to make disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or the sale of personal information, allows consumers to exercise certain rights with respect to any personal information collected and provides a new cause of action for data breaches.
Beginning in 2023, the California Privacy Rights Act (“CPRA”) will expand upon and modify the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights, opt outs for certain uses of sensitive data, and new disclosures regarding our data retention and use practices. Failure to comply with the CCPA or CPRA could result in and provides for penalties for noncompliance of up to $7,500 per violation. Additional states have either passed or are considering data protection laws with similarly broad requirements.
Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data collection and processing practices and related policies and to incur substantial expenditures in order to comply with the additional laws.
Global privacy and data protection legislation, enforcement, and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union’s General Data Protection Regulation 2016/679 (“GDPR”), which became effective in May 2018, imposes a broad array of requirements for processing personal data, including elevated disclosure requirements regarding collection and use of such data, requirements that companies allow individuals to obtain copies or demand deletion of personal data held by those companies, limitations on retention of information, and public disclosure of significant data breaches, among other things. The GDPR provides for substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. From January 1, 2021, the GDPR has been retained in U.K., as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”), alongside the U.K.’s Data Protection Act 2018. Although we do not currently operate in Europe, should our operations expand there or if we are deemed to target our services to individuals in the European Economic Area or the United Kingdom, we could be required to comply with the GDPR and UK GDPR, which could expose us to significant compliance costs and potential penalties in the event of any actual or alleged violation.
Compliance with these and any other applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new privacy and data protection laws and regulations. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill (both in relation to existing customers and prospective customers) any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Evolving and changing definitions of personal information, personal data, and similar concepts within the E.U., U.K., the United States and elsewhere, especially relating to classification of IP addresses, device identifiers, location data, household data and other information we may collect, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of such information and data. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our wines by existing and potential customers.

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
Restrictive covenants in our Credit Facility (first lien credit facility pursuant to that certain First Lien Loan and Security Agreement, dated as of October 14, 2016 see Note 9 (Debt)) place limits on our ability to conduct our business. Covenants in our Credit Facility include those that restrict our ability to:
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
We have entered into interest rate swap derivative instruments to attempt to limit our exposure to changes in variable interest rates. While our intended strategy is to minimize the impact to our interest cost due to increases in interest rates applicable to our variable rate debt, there can be no guarantee that our strategy will be effective. We are also exposed to potential credit losses due to the risk of non-performance of the counterparty to our interest rate swaps. Consequently, we may experience credit-related losses in the future. See Note 10 (Derivative instruments) to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
We may be adversely affected by the phase-out of, or changes in the method of determining, the LIBOR, or the replacement of LIBOR with different reference rates.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on U.S. dollar-denominated loans globally. As of July 31, 2022, our Credit Facility uses LIBOR as a reference rate such that the interest due to our creditors under this facility is calculated using LIBOR.
On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2021. In March 2021, ICE Benchmark Administration, the administrator for LIBOR, confirmed its intention to cease publishing one week and two-month USD LIBOR after December 2021 and all remaining USD LIBOR tenors in mid-2023. Concurrently, the U.K Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended SOFR, a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR.
Effective August 30, 2022, the Company executed Amendment No. 8 to the First Lien Loan Agreement. The amendment transitioned the outstanding debt from a LIBOR-based interest rate to a term SOFR-based interest rate. The Amendment contemporaneously extended the maturity date of all facilities to November 1, 2023. The Company will continue to monitor the effects of rate reform, if any, on any new or amended contracts through December 31, 2022.
We may need to further renegotiate our Credit Facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such renegotiated Credit Facility or such other indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
Risks related to our common stock
We have incurred and will continue to incur increased costs by being a public company, including costs to maintain adequate internal control over our financial and management systems.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. Based on the market value of our common stock held by non-affiliates as of the last business day of our fiscal second quarter ended January 31, 2022, we ceased to be an “emerging growth company” on July 31, 2022. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies and we are no longer eligible for reduced disclosure requirements and exemptions applicable to emerging growth companies. We expect that our loss of emerging growth company status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting. As an “emerging growth company”, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption since we ceased to be an “emerging growth company” on July 31, 2022. As a result, our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting and the cost of our compliance with Section 404 will correspondingly increase and will require that we incur substantial accounting expense and expend management time as we implement additional corporate governance practices and comply with reporting requirements.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our Company and, as a result, the value of our common stock.
We are required pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Any failure to comply with the requirements of Section 404 applicable to us in a timely manner could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.
TSG will continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
We are currently controlled by investment funds affiliated with TSG. As of July 31, 2022, investment funds affiliated with TSG controlled 59.16% of the voting power of our common stock. As long as TSG owns or controls at least a majority of our outstanding voting power, it will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if its ownership falls below 50%, TSG will continue to be able to strongly influence or effectively control our decisions.
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
A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 115,184,161 shares of common stock as of July 31, 2022. This figure assumes no exercises of outstanding options. TSG has certain demand registration rights and we have filed a shelf registration statement allowing for sales of our stock by TSG. Such sales by TSG could be significant. Such shares can be freely sold in the public market, subject to any lock-up agreements. The market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.
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
Changes in tax law may adversely affect our business and financial results.
The tax laws applicable to our business activities are subject to change and uncertain interpretation. Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in jurisdictions in which we do business. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain but could adversely impact us. Our actual tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) our ability to use net operating loss carryforwards to offset future taxable income and any adjustments to the amount of the net operating loss carryforwards we can utilize, and (5) changes in tax laws or the interpretation of such tax laws, and changes in U.S. GAAP.
International operations, worldwide and domestic economic trends and financial market conditions, geopolitical uncertainty or changes to international trade agreements and tariffs, import and excise duties, other taxes or other governmental rules and regulations could have a material adverse effect on our business, liquidity, financial condition and results of operations.
Our wines are sold in numerous countries, and we source production materials from foreign countries, including barrels from France, glass bottles from Mexico and cork from Portugal. Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include:
•changes in local political, economic, social, and labor conditions;
•potential disruption from socio-economic violence, including Russia's invasion of Ukraine, terrorism and drug-related violence;
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
Russia’s invasion of Ukraine and the escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restriction which, when combined with any retaliatory actions that have been and may be taken by Russia, could cause further inflationary pressures and economic supply chain disruptions.
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
Item 1B. Unresolved staff comments
None.
Item 2. Properties
Our headquarters and principal executive offices are located at 1201 Dowdell Lane, Saint Helena, California. This 12,000 square foot space is leased pursuant to an agreement that expires on March 1, 2024, subject to certain renewal options through 2034. We also lease approximately 8,700 square feet of space at 3663 North Laughlin Road, Santa Rosa, California, a portion of which is leased until December 31, 2022 and the remainder of which is leased until December 31, 2024. In addition, many of our employees work in office space at our winery and tasting room facilities, consistent with applicable zoning and other regulations. We control 1,158 acres of Estate vineyards and eight wineries across California and Washington. Seven of our wineries feature tasting rooms where we welcome guests.

Wineries
Name	Location	Production Capacity	Tasting Room	Owned/Leased
Duckhorn Vineyards	St. Helena, CA	160,000 gallon production entitlement (partially pre-WDO)	Yes	Owned
Paraduxx	Yountville, CA	300,000 gallon production entitlement	Yes	Owned
Migration	Napa, CA	715,000 gallon production entitlement. Unlimited Bottling	Yes	Leased
Goldeneye	Philo, CA	No production limitations	Yes	Owned
Canvasback	Walla Walla, WA	66,000 gallon production allowance	Yes	Leased
Calera	Hollister, CA	No production limitations	Yes	Owned
Kosta Browne	Sebastopol, CA	143,000 gallon production entitlement	Yes	Leased
Decoy	Hopland, CA	No production limitations (two bottling lines)	No	Owned

Vineyards
Name	Location	Total vine acres (a)	Owned/Leased
Carpenter	Napa County	6.3	Leased
Corktree	Napa County	15.0	Owned
El Veredicto Vineyard (includes Landing and Merryvale)	Napa County	47.7	Owned/Leased
Duckhorn Vineyard Estate	Napa County	16.0	Owned
Wolfe Vineyard	Napa County	13.1	Owned/Leased
Monitor Ledge	Napa County	37.2	Owned
Patzimaro	Napa County	15.0	Owned
Rector Creek	Napa County	35.2	Owned
Stout	Napa County	35.5	Owned
Three Palms	Napa County	73.7	Owned
Brownell	Sonoma County	14.0	Owned
Gap's Crown	Sonoma County	38.2	Leased
Keefer	Sonoma County	20.5	Owned
Ridgeline Vineyard	Sonoma County	89.8	Owned
Running Creek Vineyard	Sonoma County	88.9	Owned
Treehouse	Sonoma County	12.8	Leased
Confluence	Mendocino County	52.3	Owned
Cerise Vineyard (includes Cerise, Demuth and Knez)	Mendocino County	53.6	Owned
Duncan Peak	Mendocino County	48.2	Owned/Leased
Gowan Creek	Mendocino County	32.9	Owned
Narrows	Mendocino County	49.0	Owned
Longwinds Vineyard	Bento County	16.8	Owned
Postmark Vineyard	San Luis Obispo County	264.5	Owned
Multiple vineyards(b)	San Benito County	81.9	Owned
Total		1,158.1
________________________________________________
(a) Vine Acres refers to land, measured in acres, reserved for grape vines.
(b) Includes: de Villier Vineyard, Jensen Vineyard, Mills Vineyard, Mt. Harlan Vineyard, Reed Vineyard, Ryan Vineyard and Selleck Vineyard.
We intend to procure additional space as we add employees and expand geographically. We believe that our facilities along with our third party contracts are adequate to meet our needs for the immediate future and that suitable space will be available to accommodate our needs as we expand operations in the future.
Item 3. Legal proceedings
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
Item 4. Mine safety disclosures
None.

Part II
Item 5. Market for registrant's common equity, related stockholder matters, and issuer purchases of equity securities
Market information
Our common stock began trading on the New York Stock Exchange, which is the principal market, under the symbol "NAPA" on March 18, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of our common stock
As of September 21, 2022, there were approximately 193 stockholders of record of our common stock, which does not include persons whose stock is held in nominee or "street name" accounts through brokers, banks and intermediaries.
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

The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total returns of the Standard & Poor’s 500 Index, Standard & Poor's Beverage Index and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each index on March 18, 2021, the date our common stock began trading on the New York Stock Exchange, and its relative performance is tracked through July 31, 2022. The graph uses the closing market price on March 18, 2021 as the initial value of our common stock. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Return for The Duckhorn Portfolio, Inc., the S&P 500 Index, the S&P Beverage Index and the Russell 2000 Index
$150.00
$125.00
$100.00
$75.00
3/18/2021
7/31/2021
1/31/2022
7/31/2022
S&P Bev
S&P 500
RUS 2000
NAPA

Item 6. Reserved

Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed on October 4, 2021, for discussion of the fiscal year ended July 31, 2020, the earliest of the three fiscal years presented, and incorporated by reference herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary note regarding forward-looking statements” included in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in Part I “Item 1A. Risk factors” included in this Annual Report on Form 10-K.
Overview
The Duckhorn Portfolio is the premier scaled producer of luxury wines in North America. We sell our wines in all 50 states and in over 50 countries at prices ranging from $20 to $200 per bottle under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
We sell our wines to distributors outside California and directly to trade accounts in California, which together comprise our wholesale channel. We also sell directly to consumers through our DTC channel. Our powerful omni-channel sales model drives strong margins by leveraging long-standing relationships. We believe our iconic winery brands together with our scaled, quality-focused production, omni-channel distribution and dedicated employees, set the standard for North American luxury wine.
Key financial metrics
We use net sales, gross profit and adjusted EBITDA to evaluate the performance of our business, identify trends in our business, prepare financial forecasts and make capital allocation decisions. We believe the following metrics are useful in evaluating our performance, but adjusted EBITDA should not be considered in isolation or as a substitute for any other financial information depicting our results prepared in accordance with U.S. GAAP. Certain judgments and estimates are inherent in our processes to calculate these key financial metrics.

	Fiscal years ended July 31,
(in thousands)	2022	2021
Net sales	$372,510	$336,613
Gross profit	185,180	167,348
Net income attributable to The Duckhorn Portfolio, Inc.	60,190	55,976
Adjusted EBITDA (a)	$127,556	$117,208
________________________________________________
(a) See “Limitations of Non-GAAP Financial Measures and Adjusted EBITDA Reconciliation” for additional information on this non-GAAP metric.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization, purchase accounting adjustments, transaction expenses, impairment losses, inventory write-downs, changes in the fair value of derivatives, equity-based compensation, casualty losses or gains, losses on debt extinguishment, IPO preparation costs, wildfire costs and COVID-19 costs. Adjusted EBITDA is a key performance measure we use in evaluating our operational results. We believe adjusted EBITDA is a helpful measure to provide investors an understanding of how management regularly monitors our core operating performance, as well as how management makes operational and strategic decisions in allocating resources. We believe adjusted EBITDA also provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparisons of operations, as it eliminates the effects of certain variations unrelated to our overall performance. See “—Limitations of Non-GAAP Financial Measures and Adjusted EBITDA Reconciliation” for additional information.
Key operating metrics
We monitor the following key operating metrics to help us evaluate our business, identify trends affecting our business, measure our performance, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business but should not be considered in isolation or, solely with respect to price / mix contribution, as a substitute for financial information prepared and presented in accordance with U.S. GAAP. Certain judgments and estimates are inherent in our processes to calculate these metrics.
Net sales percentage by channel
We calculate net sales percentage by channel as net sales made through our wholesale channel to distributors, through our wholesale channel directly to trade accounts in California and through our DTC channel, respectively, as a percentage of our total net sales. We now refer to our sales directly to retail accounts in California, a point of distinction among large California wine producers, as the “Direct to Trade Channel”. We monitor net sales percentage across all three routes to market to understand the effectiveness of our omni-channel distribution model and to ensure we are deploying resources effectively to optimize engagement with our customers across our complementary distribution channels.

	Fiscal years ended July 31,
	2022	2021
Wholesale - Distributors	66.3%	65.3%
Wholesale - California direct to trade	17.9%	16.9%
DTC	15.8%	17.8%
We saw modest variations in net sales percentage by channel between Fiscal 2022 and Fiscal 2021, performing generally in line with our expectation of a reversion toward pre-pandemic historical trends. Reflected in our full year Fiscal 2022 net sales percentages by channel are continued signs of recovery from COVID-19 disruption across major markets. In our wholesale business, we strengthened our market position and delivered growth despite comparing against significant prior year expansion catalyzed by COVID-19 volatility which was more favorable to off-premise in the prior year. For Fiscal 2022, the sustained recovery of on-premise activity due to greater customer mobility and resurgence of travel and dining across the country delivered outsized growth in the wholesale channel, even surpassing pre-pandemic levels. Off-premise also remained a strong growth driver in our net sales performance.
We believe sales channel mix in the future will be more consistent with performance prior to the COVID-19 pandemic than those periods most prominently impacted by COVID-19 disruption, depending on changing consumer purchasing patterns and future market conditions. For further discussion of intra-period seasonality, see "—Components of our results of operation and key factors affecting our performance—Seasonality".
Net sales percentage by brand
We calculate net sales percentage by brand as net sales for our Duckhorn Vineyards and Decoy winery brands and net sales for our other winery brands, respectively, as a percentage of our total net sales. We consider net sales percentage by brand as an important measure of the sales mix contributed by our winery brands, Duckhorn Vineyards and Decoy, and our eight other complementary winery brands. We monitor net sales percentage by brand on an annual basis to normalize the impact of seasonal fluctuations in demand and sale cycles across our brands from quarter to quarter that we do not believe are reflective of the overall performance of our brands or our business. See “—Components of results of operation and key factors affecting our performance—Seasonality.”

	Fiscal years ended July 31,
	2022	2021
Duckhorn Vineyards & Decoy	78.5%	76.3%
Other winery brands	21.5%	23.7%
Net sales percentage by brand attributable to Duckhorn Vineyards and Decoy increased in Fiscal 2022 from Fiscal 2021, primarily as a result of continued growth in consumer demand for those brands. We expect Duckhorn Vineyards and Decoy to continue to drive the substantial majority of our net sales in future periods.
Net sales growth contribution
We define net sales growth as the percentage increase for net sales in the period compared to the prior period. Contribution to net sales growth is calculated based on the portion of change in net sales for a period that is driven by two factors: changes in sales volume and changes in sales price and mix.
Volume contribution presents the percentage increase in cases sold in the current period compared to the prior period. Price / mix contribution presents net sales growth less volume contribution and indicates whether, separate from changes in sales volume, changes in net sales are primarily attributable to changes in sales price and mix.

	Fiscal years ended July 31,
	2022	2021
Net sales growth	10.7%	24.4%
Volume contribution	9.4%	32.4%
Price / mix contribution	1.3%	(8.0)%
For Fiscal 2022, growth in net sales versus Fiscal 2021 was mainly attributable to strong sales volume growth and a modestly positive price / mix contribution. Collectively, these dynamics illustrate the continued shift toward pre-COVID-19 performance trends, led by strength in on-premise within wholesale and augmented by DTC growth. Generally, both on-premise and DTC growth correlate to increased sales of our ultra-luxury brands that sell at higher average sales prices and positively impact price / mix contribution. Our Fiscal 2022 results are in contrast with the prior year comparative period, which was a volume-based growth story primarily driven by substantial off-premise sales expansion for our luxury winery brands, and resulting in a negative price / mix contribution.
We expect price / mix contribution will continue to trend more in line with historical levels than with pandemic-disrupted levels, provided consumer discretionary spending patterns also trend similarly with pre-pandemic levels. We expect that volume contribution will continue to be a primary driver of changes in our net sales in future periods. To the extent our growth is fueled by sales of lower-priced luxury winery brands, we may see lower or negative price / mix contribution in the future.

Components of results of operation and key factors affecting our performance
Net sales
Our net sales consist primarily of wine sales to distributors and directly to retail accounts in California, which together comprise our wholesale channel, and directly to individual consumers through our DTC channel. Net sales generally represent wine sales and shipping, when applicable. Sales are generally recorded at the point of shipment and are recorded net of consideration provided to customers through various incentive programs, other promotional discounts and excise taxes.
We refer to the volume of wine we sell in terms of cases, each of which represents a standard 12 bottle case of wine (in which each bottle has a volume of 750 milliliters). Cases sold represent wine sales through our wholesale and DTC channels. Depletions, in turn, represent sell-through from our distributors, including our California wholesale channel, to trade accounts nationally.
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
•Opportunistic evaluation of strategic acquisitions. While our growth and success are not contingent upon future acquisitions, we believe our team has the capabilities and track record both to execute and to integrate meaningful acquisitions when opportunities arise to create stockholder value. In Fiscal 2022, the Company completed the purchase of four California vineyards of approximately 340 acres and related assets for a total of $32.7 million.
The primary market for our wines is the United States, which represented approximately 94% and 95% of our net sales for Fiscal 2022 and 2021, respectively. Accordingly, our results of operations are primarily dependent on U.S. consumer spending.
Sales channels
Our sales and distribution platform is based on long-standing relationships with a highly-developed network of distributor accounts in all U.S. states (except California, where we sell directly to trade accounts) and in over 50 countries globally. We also have developed strong relationships with consumers who buy our wines directly from us in the DTC channel. Channel mix can affect our performance and results of operations, particularly gross profit and gross profit margin.
•Wholesale channel. Consistent with sales practices in the wine industry, sales to trade accounts in California and to distributors in other states occur below suggested retail price. We work closely with our distributors to increase the volume of our wines and number of products that are sold in their respective territories. In California, where we make sales directly to trade accounts, we benefit from greater control over our sales and higher profit margins by selling directly to retailers in the state. Our wholesale channel comprises a greater proportion of our net sales than our DTC channel.
•DTC channel. Wines sold through our DTC channels are generally sold at suggested retail price. Our DTC channel continues to grow as a result of a number of factors, including a continued shift to more consumption in the home.
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
As COVID-19 restrictions eased throughout Fiscal 2022, our sales mix within our wholesale channel reflects improvement of our on-premise sales while we continue to benefit from off-premise sales. Our responses to periods of historical disruption in the wholesale channel have focused on strengthening relationships with our trade accounts and distributors, introducing new products and maintaining and strengthening our winery brand engagement. We believe this approach has enabled us to strengthen our portfolio and increase our market share relative to competitors during periods of market disruption.
We routinely offer sales discounts and promotions through various programs to distributors around the country and to trade accounts in California. These programs, where permissible, include volume-based discounts on sales orders, depletion-based incentives we pay to distributors, and certain other promotional activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction to total sales in calculating net sales. While our promotional activities may result in some variability in net sales from quarter to quarter, historically, the impact of these activities on our results has generally been proportional to changes in total net sales.
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
Seasonality
Our net sales are typically highest in the first half of our fiscal year, predominantly due to increased consumer demand around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season. This dynamic generally results in lower average selling prices due to distributor and retail sales discounts and promotions in our wholesale channel. See “—Key operating metrics.” In Fiscal 2022, our net sales in the first, second, third and fourth fiscal quarters represented approximately 28%, 26%, 25% and 21%, respectively, of our total net sales for the year. In Fiscal 2021, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 25%, 27% and 21%, respectively, of our total net sales for the year. We expect our net sales seasonality will generally continue to follow historical patterns, though with a somewhat more even quarterly split in the future, to the extent our sales channel mix continues to normalize from pandemic-impacted levels.
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
As we continue to grow our business in the future, we expect gross profit to increase as our sales grow and as we effectively manage our cost of sales, subject to any future unexpected volatility in the grape and bulk wine market, increased seasonal labor costs and, to a lesser extent, inflationary impacts on commodity costs, including dry goods and packaging materials. Additionally, we expect gross profit as a percentage of net sales to remain generally consistent with historical levels.
Agribusiness
We have developed a diversified sourcing and production model, supported by our eight wineries, world-class and strategically located Estate vineyards and strong relationships with quality-oriented growers. In addition, our sourcing model includes the purchase of high-quality bulk wine from established suppliers to add a highly flexible element of diversity to our supply model. Generally, over 85% of our total production is sourced from third-party growers and, to a significantly lesser extent, the bulk wine market. Our ability to adjust the composition of a particular vintage among our grape and bulk wine sourcing supply channels allows us to tailor inputs based on varying market or seasonal factors, which we believe enables us to produce the highest possible quality wine while optimizing gross profit.
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
Inventory lifecycle
Grape growing on our estate vineyards
Although generally over 85% of our wine is typically derived from grapes grown by third party growers and, to a significantly lesser extent, bulk wine we purchase, the remainder is sourced from our Estate vineyards that we own or lease. Once a vineyard reaches consistent yield levels, approximately three to five years after planting, it will generally produce a relatively consistent amount of fruit for approximately 15 to 25 years, at which time blocks of the vineyard will gradually be replanted in stages after a period of lying fallow. The length of time between initial investment and ultimate sale of our Estate wines, coupled with the ongoing investment required to produce quality wine, is not typical of most agricultural industries. Over the long-term, as our business grows, Estate vineyards could represent a smaller relative share of our overall sourcing model.
Harvest-to-release
Of the total case volume we produce and sell, the majority is comprised of red wines from grape varietals such as Cabernet Sauvignon, Pinot Noir and Merlot, which can have production lifecycles spanning months and years from harvest until the time the wine is released, depending on the aging requirements prescribed by the winemakers responsible for each of our winery brands. Our red wines generally have a harvest-to-release inventory lifecycle that can range from 15 to 48 months. Our white, rosé and sparkling wines generally have a harvest-to-release inventory lifecycle that can range from five to 48 months. During aging and storage, we continue to capitalize overhead costs into the carrying value of the wine.
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
In March 2020, the World Health Organization declared a global pandemic due to the spread of COVID-19, the disease caused by a strain of virus. As governmental authorities implemented various measures limiting the activities of businesses and individuals to reduce the spread of COVID-19, wine producers in the United States were generally classified as essential businesses, which enabled us to continue producing and selling our wine.

For the safety of our employees and the individuals with whom we work, we adapted our policies and protocols to meet applicable federal, state and local requirements, and we continue to monitor and revise our policies as appropriate.
The comparability of our results of operations has been significantly impacted by the effects of the COVID-19 pandemic on our business, industry, customer behavior, key markets where we operate and as a result of macroeconomic factors. Accordingly, certain period-over-period comparisons have been and may continue to be influenced by disruption due to the COVID-19 pandemic.
During Fiscal 2022, we observed continued signs of reopening across the domestic consumer product markets and reversion toward consumer purchasing habits which we believe to be more in line with trends observable before the COVID-19 pandemic. On-premise sales have continued to increase from their pandemic lows, resulting in higher sales of our ultra-luxury winery brands throughout Fiscal 2022. Off-premise activity remained a key strength in our results as we strengthened share gains across our broader wholesale channel. We expect sales channel mix within wholesale to continue to move toward historical levels and to reflect consumer purchasing patterns more consistent with performance prior to the COVID-19 pandemic. At the same time, the significant off-premise sales growth that we experienced during the pandemic may be tempered compared to the outsized growth rates in pandemic-impacted comparative periods. Although we have observed strong customer demand during periods impacted by pervasive stay-at-home restrictions, and cannot predict the future impact on consumer spending as these restrictions continue to vary by market, we believe that the diverse offerings of The Duckhorn Portfolio, which include a broad spectrum of price points, mitigates some of the risk to our future operations in periods in which the on- and off-premise relative mix fluctuates.
During the pandemic, our tasting rooms experienced lower tasting fee revenue due to reduced capacities or mandatory closure in order to comply with applicable regulations despite sustained operating levels of expenses, primarily comprised of tasting room operating expenses during periods of capacity restrictions or mandatory closure. The Company incurred incremental costs during periods of capacity restrictions or mandatory closure totaling $0.7 million for the fiscal year ended July 31, 2021 which included tasting room expenses and other immaterial costs. No similar incremental costs were incurred for the fiscal year ended July 31, 2022.
Conversely, e-commerce sales increased substantially in response to lockdowns as customers sought to purchase our wines in a manner that reduced human contact. We believe that our tasting rooms will continue to see strong visitation and sales results as the pandemic wanes and tourism increases. At the same time, we believe that many customers who used e-commerce platforms to purchase our wines will continue to enjoy the convenience of those platforms to purchase wines from The Duckhorn Portfolio, Inc.
The COVID-19 pandemic is an ongoing global pandemic which continues to evolve. At this time, the Company is unable to fully estimate the long-term impacts to the business, financial condition, operational results or future cash flows, as the pandemic is ongoing in all markets in which the Company operates.
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
Purchase accounting adjustments are as follows:

	Fiscal years ended July 31,
(in thousands)	2022	2021
Purchase accounting adjustments to cost of sales	$467	$1,690
Impact of purchase accounting on gross profit	(467)	(1,690)
Amortization of customer relationships and other intangible assets	7,560	7,683
Impact of purchase accounting on selling, general and administrative expenses	7,560	7,683
Impacts of purchase accounting on income before income taxes	$(8,027)	$(9,373)
Casualty gain
In Fiscal 2020, the Company entered into an agreement with its insurer to resolve an open Fiscal 2019 flood insurance claim. The Company received $8.1 million and $4.3 million in the fiscal years ended July 31, 2021 and 2020, respectively, fully resolving the flood insurance claim. The Company incurred incremental charges in the fiscal years ended July 31, 2021 and 2020, offset by insurance proceeds received, which were reported on the casualty loss (gain), net line item in the Consolidated Statements of Operations.
Equity-based compensation
We recognize equity-based compensation expense related to stock and stock-based awards granted under the 2021 Plan as approved by the Board of Directors. See Note 15 (Equity-based compensation) to our Consolidated Financial Statements for further information. Previously, under our 2016 Equity Incentive Plan, certain employees were issued profit interest units (Class M Common Units). The vesting of certain of the outstanding Class M Common Units accelerated upon the occurrence of our IPO. Equity-based compensation expense related to the legacy 2016 Equity Incentive Plan awards was $0.5 million and $9.4 million for the years ended July 31, 2022 and 2021, respectively, $8.5 million of which for Fiscal 2021 was incremental due to the vesting of certain outstanding Class M Common Units that were converted to common shares of The Duckhorn Portfolio, Inc. in Fiscal 2021. There was no such acceleration of equity-based compensation expense in the fiscal year ended July 31, 2022. Any related equity-based compensation expense was included in cost of sales or selling, general and administrative expenses for the period or capitalized into inventory, as applicable.

Results of operations
The following table sets forth our results of operations for the periods presented and expresses the relationship of each line item shown as a percentage of net sales for the periods indicated. The table below should be read in conjunction with the corresponding discussion and our audited annual Consolidated Financial Statements and related footnotes included elsewhere in this Annual Report on Form 10-K:

	Fiscal years ended July 31,
(in thousands, except percentages)	2022		2021
Net sales	$372,510	100.0%	$336,613	100.0%
Cost of sales	187,330	50.3	169,265	50.3
Gross profit	185,180	49.7	167,348	49.7
Selling, general and administrative expenses	97,743	26.3	89,816	26.7
Casualty loss (gain), net	123	—	(6,559)	(1.9)
Income from operations	87,314	23.4	84,091	25.0
Interest expense	6,777	1.8	13,618	4.0
Other income, net	(2,214)	(0.6)	(6,505)	(1.9)
Total other expenses	4,563	1.2	7,113	2.1
Income before income taxes	82,751	22.2	76,978	22.9
Income tax expense	22,524	6.0	21,008	6.2
Net income	60,227	16.2	55,970	16.6
Less: Net (income) loss attributable to non-controlling interest	(37)	—	6	—
Net income attributable to The Duckhorn Portfolio, Inc.	$60,190	16.2%	$55,976	16.6%
Comparison of the fiscal years ended July 31, 2022 and 2021

Net sales
	Fiscal years ended July 31,		Change
(in thousands)	2022	2021	$	%
Net sales	$372,510	$336,613	$35,897	10.7%
Net sales for the fiscal year ended July 31, 2022 increased $35.9 million, or 10.7%, compared to the fiscal year ended July 31, 2021. The increase was primarily driven by strong sales volume growth and a modestly positive price / mix contribution led by strength in on-premise within wholesale. There were no material pricing changes for the periods presented. For further discussion of changes in sales volume and changes in sales price and mix, see "—Key Operating Metrics—Net sales growth contribution".

Cost of sales
	Fiscal years ended July 31,		Change
(in thousands)	2022	2021	$	%
Cost of sales	$187,330	$169,265	$18,065	10.7%
Cost of sales increased by $18.1 million, or 10.7%, for the fiscal year ended July 31, 2022 compared to the fiscal year ended July 31, 2021. The increase is primarily driven by higher sales as well as inventory reserves for seltzer products of $4.3 million for the fiscal year ended July 31, 2022. See Note 4 (Inventories) to our Consolidated Financial Statements for further information.

Gross profit
	Fiscal years ended July 31,		Change
(in thousands)	2022	2021	$	%
Gross profit	$185,180	$167,348	$17,832	10.7%
Gross profit increased $17.8 million, or 10.7%, for the fiscal year ended July 31, 2022 compared to the fiscal year ended July 31, 2021. Gross profit margin was 49.7% for the fiscal year ended July 31, 2022 compared to 49.7% for the fiscal year ended July 31, 2021. While gross profit margins were consistent over the comparative periods, the increase in gross profit for the fiscal year ended July 31, 2022 was primarily the result of higher sales volume, brand and channel mix shifts that were net favorable to gross profit margin, lower impact to gross profit due to the impacts of purchase accounting from prior acquisitions, partially offset by an increase in our inventory reserves. See Note 4 (Inventories) to our Consolidated Financial Statements for additional information.

Operating expenses
Selling, general and administrative expenses
	Fiscal years ended July 31,		Change
(in thousands)	2022	2021	$	%
Selling expenses	$44,379	$36,780	$7,599	20.7%
Marketing expenses	10,111	9,117	994	10.9
General and administrative expenses	43,253	43,919	(666)	(1.5)
Total selling, general and administrative expenses	$97,743	$89,816	$7,927	8.8%
Selling, general and administrative expenses increased $7.9 million, or 8.8%, for the fiscal year ended July 31, 2022 compared to fiscal year ended July 31, 2021. The increase was largely attributable to higher compensation costs due to investments in our workforce to support our long-term growth strategy, higher transaction expenses, higher professional services fees to maintain compliance with regulatory and reporting requirements specific to being a public company and higher selling expenses incurred to generate sales activity as business travel increased, partially offset by lower equity-based compensation versus the prior year.
Selling expenses increased in Fiscal 2022 versus Fiscal 2021 predominately due to compensation costs, including equity-based compensation, as well as greater business travel costs in supporting sales activity versus the prior year which was influenced by greater travel restrictions. Marketing expenses increased by $1.0 million for the fiscal year ended July 31, 2022 versus the comparative period due to increased marketing and promotional events. General and administrative expenses remained largely flat for the fiscal year ended July 31, 2022, primarily impacted by lower equity-based compensation costs of $6.8 million, increased work force related expenses and transaction expenses we incurred for transactions costs, including secondary offering costs, of approximately $5.7 million during Fiscal 2022. See Note 15 (Equity-based compensation) to our Consolidated Financial Statements for further information.

Casualty loss (gain), net
	Fiscal years ended July 31,		Change
(in thousands)	2022	2021	$	%
Casualty loss (gain), net	$123	$(6,559)	$6,682	(101.9)%
Fiscal 2021 reflects the receipt of insurance proceeds of $8.6 million in excess of recognized losses. The primary driver of the insurance proceeds related to flood damages, which originally occurred in Fiscal 2019, the proceeds from which we received over both Fiscal 2021 and 2020. Additionally, we received insurance proceeds related to the losses incurred from the impacts of wildfires, which resulted in fruit damage in Fiscal 2021. See Note 17 (Casualty loss (gain)) to our Consolidated Financial Statements for further information.

Other expenses, net
	Fiscal years ended July 31,		Change
(in thousands)	2022	2021	$	%
Interest expense	$6,777	$13,618	$(6,841)	(50.2)%
Other (income) expense, net	(2,214)	(6,505)	4,291	(66.0)
Total other expenses, net	$4,563	$7,113	$(2,550)	(35.8)%
Other expenses, net, decreased by $2.6 million, or 35.8%, for the fiscal year ended July 31, 2022 compared to fiscal year ended July 31, 2021. The decrease in interest expense for the fiscal year ended July 31, 2022 was primarily due to lower debt balances outstanding for the period, which more than offset the impacts of upward interest rate pressure on our floating-rate debt over the course of the year. Also favorable to interest expense was the impact of the Company's interest rate swap contract, which was reclassified to an asset position on our Consolidated Statements of Financial Position during Fiscal 2022. The change in other (income) expense, net was primarily driven by the change in the interest rate swap value versus the prior year. See “—Liquidity and capital resources” for discussion of our Credit Facility.

Income tax expense
	Fiscal years ended July 31,		Change
(in thousands)	2022	2021	$	%
Income tax expense	$22,524	$21,008	$1,516	7.2%
Income tax expense increased $1.5 million, or 7.2%, for the fiscal year ended July 31, 2022 compared to fiscal year ended July 31, 2021. The increase in income tax expense for the fiscal year ended July 31, 2022 is primarily due to an increase in income before taxes and an expanded state income tax base.
Limitations of non-GAAP financial measures and adjusted EBITDA reconciliation
Adjusted EBITDA has certain limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations include:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA does not reflect changes in, or cash requirements for, the Company’s working capital needs;
•adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt;
•adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to the Company; and
•other companies, including companies in the Company’s industry, may calculate adjusted EBITDA differently, which reduce their usefulness as comparative measures.
In evaluating adjusted EBITDA, we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that the Company’s future results will be unaffected by the types of items excluded from the calculation of adjusted EBITDA.
For comparative periods presented, our primary operational drivers of adjusted EBITDA have been sustained sales growth in our wholesale channel and steady performance in our DTC channel, management of our cost of sales through our diversified supply planning strategy and discipline over selling, general and administrative expenses relative to our sales growth.
The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc., the most directly comparable measure prepared in accordance with GAAP:

	Fiscal years ended July 31,
(in thousands)	2022	2021
Net income attributable to The Duckhorn Portfolio, Inc.	$60,190	$55,976
Interest expense	6,777	13,618
Income tax expense	22,524	21,008
Depreciation and amortization expense	23,427	21,343
EBITDA	112,918	111,945
Purchase accounting adjustments(a)	467	1,690
Transaction expenses(b)	5,694	3,984
Inventory write-down(c)	4,715	—
Change in fair value of derivatives(d)	(1,695)	(5,848)
Equity-based compensation(e)	5,334	10,602
Casualty gain, net(f)	—	(7,832)
Loss on debt extinguishment(g)	—	272
IPO preparation costs(h)	—	405
Wildfire costs, net(i)	123	1,273
COVID-19 costs(j)	—	717
Adjusted EBITDA	$127,556	$117,208
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
(b) Transaction expenses include legal and professional fees and change of control payments incurred in connection with our IPO in March 2021. Also included are expenses incurred for a secondary offering in October 2021 and a secondary offering in July 2022 of our common stock, as well as costs for abandoned transactions. These expenses were directly related to such transactions and were incremental to our normal operating expenses.
(c) Inventory write-down pertains to the Company's increase in inventory obsolescence reserves for excess inventory levels of certain seltzer products and related transportation and destruction costs. See Note 4 (Inventories) to our Consolidated Financial Statements for additional information.
(d) See Note 10 (Derivative instruments) to our Consolidated Financial Statements for additional information.
(e) See Note 15 (Equity-based compensation) to our Consolidated Financial Statements for additional information.
(f)    Casualty gain, net, pertains to the flood event at one of our wineries in Fiscal 2019, and was primarily comprised of insurance proceeds received pursuant to our claim, net of flood damage and remediation costs. The proceeds received, offset by costs incurred, are reported on the casualty gain, net line in our Consolidated Statements of Operations. See Note 17 (Casualty loss (gain)) to our Consolidated Financial Statements for additional information.
(g) Loss on debt extinguishment includes charges for unamortized deferred financing fees we recognized in the period in connection with amending our Credit Facility. See Note 9 (Debt) to our Consolidated Financial Statements for further information.
(h) IPO preparation costs include professional fees incurred for outside consultants to advise us on legal, accounting and tax matters related to our preparation for becoming a public company, which were not directly attributable to an offering.
(i) Wildfire costs, net, include the cost of unharvested fruit that was damaged and rendered useless, charges we incurred to respond to imminent wildfire threat with fire-fighting crews to protect our assets, clean-up and smoke remediation expenses to restore operations at our tasting rooms after the fires, testing fees to evaluate our fruit for possible smoke damage, and washing or other grape processing costs prior to vinification to reduce the risk of smoke in finished wine. These costs, shown net of crop insurance proceeds received, are reported on the casualty loss (gain), net line in the Consolidated Statements of Operations. See Note 17 (Casualty loss (gain)) to our Consolidated Financial Statements for additional information. While we expect the potential for wildfires to be an ongoing risk to running an agricultural business in California, we believe the wildfires and related costs we experienced are not indicative of our core operating performance.

(j) COVID-19 costs arising from the pandemic from the third quarter of 2020 to the fourth quarter of 2021, include certain incremental expenses incurred during the outbreak of the COVID-19 pandemic and the short-term closure mandates imposed by government officials in the jurisdictions in which we operate. These costs include tasting room expenses incurred during a period of mandatory closure and reduced capacity, salaries and severance expenses for certain employees and other immaterial costs to transfer inventory.
Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of July 31, 2022, we had $3.2 million in cash and $315.0 million available in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility.
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
Material Cash Requirements
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
For the 2022 harvest, we contracted for approximately 32,000 tons of grapes at an estimated cost of approximately $68.7 million, subject to the final determination of yield quantities and our quality acceptance provisions being met. Additionally, we have purchase obligations, including for inventory and various contracts with third-parties for custom crush, storage and mobile bottling services. See Note 14 (Commitments and contingencies) to our Consolidated Financial Statements for further information on other commitments.
We have approximately $18.3 million in scheduled principal payments plus associated interest payments due over the next 12 months and approximately $217.4 million of principal payments plus associated interest payments due thereafter until our Credit Facility matures. The calculated interest payment amounts use actual rates available as of July 2022 and assume these rates for all future interest payments on the outstanding Credit Facility. See Note 9 (Debt) to our Consolidated Financial Statements, where our Credit Facility is described in greater detail. Our future minimum operating lease payments due within the next 12 months total approximately $4.2 million with $22.6 million due in the following years. See Note 6 (Leases) to our Consolidated Financial Statements for further information on our operating leases.
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

Cash flows
The following table presents the major components of net cash flows.

	Fiscal years ended July 31,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$68,832	$64,272
Investing activities	(43,734)	(13,567)
Financing activities	(26,175)	(52,713)
Net decrease	$(1,077)	$(2,008)
Comparison of the fiscal years ended July 31, 2022 and 2021
Operating activities
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
For Fiscal 2022, net cash provided by operating activities was $68.8 million, compared to $64.3 million for Fiscal 2021, an increase of $4.6 million. This increase in cash provided by operating activities was driven primarily by the following factors:
•The net income after adjusting for non-cash items increased operating cash flows by $9.5 million;
•Increases in cash provided by changes in prepaid expenses for Fiscal 2022 were driven by timing of deposits and increased insurance in fiscal year 2021, and an increase in inventory to support increases in demand versus the prior year, resulted in an increase to operating cash flow of $8.0 million; and
•Decreases in accrued compensation of $12.1 million based on the timing of certain compensation-related payments resulted in a corresponding decrease in operating cash flow.
Investing activities
For Fiscal 2022, net cash used in investing activities was $43.7 million, compared to $13.6 million for Fiscal 2021, an increase of $30.2 million. Capital expenditures were $44.6 million for Fiscal 2022 and $13.7 million for Fiscal 2021 primarily due to vineyard acquisitions completed in Fiscal 2022, see Note 5 (Property and equipment, net). From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions to support our growth. Any such transactions may require additional investments and capital expenditures in the future.
Financing activities
For Fiscal 2022, net cash used in financing activities was $26.2 million as compared to $52.7 million for Fiscal 2021, a decrease of $26.5 million. In Fiscal 2022, net cash used in financing activities primarily included payments under our line of credit of $98 million, payments of long term debt of $11 million, partially offset by borrowings under our long term debt of $84 million.
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

Additionally, in Fiscal 2021, net cash used in financing activities included payments under our line of credit of $263 million, payments of long term debt of $13.8 million, partially offset by additional borrowings under our long term debt of $43.5 million.
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
On August 30, 2022, subsequent to fiscal year end, the Company entered into an eighth amendment to the First Lien Loan and Security Agreement to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR-based interest rate to a term SOFR-based interest rate. The transaction did not result in any additional cash proceeds. See Note 19 (Subsequent events) for additional information.
As of July 31, 2022, outstanding principal balances on the debt instruments were $110.0 million for the revolving line of credit, $5.0 million for the capital expenditure loan, $96.8 million for the term loan (tranche one) and $13.3 million for term loan (tranche two). See Note 9 (Debt) to our Consolidated Financial Statements for additional information.
The First Lien Loan Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of July 31, 2022, we were not in violation of any covenants.
Revolving line of credit
The revolving line of credit allows us to borrow up to a principal amount of $425.0 million (including a letter of credit sub-facility of the revolving loan facility in the aggregate of $15.0 million and a swingline sub-facility of the revolving loan facility in the aggregate of $15.0 million), with an incremental seasonal borrowing amount for harvest costs increasing the total amount to a maximum of $455.0 million. The revolving line of credit matures on November 1, 2023. As of July 31, 2022, the interest rate ranged from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the average availability of the revolving line of credit.
Capital expenditure loan
The capital expenditure loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 1, 2023. The interest rate was LIBOR plus 190 basis points as of July 31, 2022. As of July 31, 2022, the $25.0 million limit was fully drawn.
Term loans
The first tranche of term loans was issued in 2016 for a principal balance of $135.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 1, 2023. This tranche of the term loans had an interest rate of LIBOR plus 190 basis points as of July 31, 2022.
The second tranche of term loans, issued in August 2018, allowed for a principal balance up to $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 1, 2023. We drew $16.4 million of the second tranche of the term loan in November 2018. This tranche of the term loans had an interest rate of LIBOR plus 163 basis points as of July 31, 2022.

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
Revenue recognition
We recognize revenue from the sale of wine to customers when that performance obligation is fulfilled and control transfers to the customer, either at the point of shipment or delivery as dictated by the shipping terms. Payment terms vary by location and customer. However, the duration between when revenue is recognized and when payment is due is less than one year, indicating we do not have any significant financing components to recognize. We have elected to account for shipping and handling costs that we bill our customers as a fulfillment activity rather than as separate performance obligations. Shipping and handling costs are included within net sales.
When we receive payment from a customer prior to transferring the product under the terms of a contract, we record deferred revenue, which represents a contract liability. Our deferred revenue is primarily comprised of cash collected during DTC club sales or list member offering periods throughout the year, as the period that elapses from a customer’s payment for their allocated purchase to the shipment date may cross reporting periods. Deferred revenue is reported separately on the Consolidated Statements of Financial Position until all revenue recognition criteria have been met (generally when the goods are shipped), at which time revenue is recognized.
Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability in revenue is resolved. Revenue is recorded net of excise taxes, and net of consideration given to customers through various incentive programs, including depletion-based incentives paid to distributors, volume discounts and pricing discounts on single transactions. The consideration to customers is deemed variable consideration under ASC 606, Revenue Recognition, and is estimated and recognized as a reduction of the transaction price based on the expected amounts at the time of revenue recognition for the related sale.
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
Goodwill and intangible assets
We recognize goodwill in accounting for business combinations based on the amount by which the total consideration transferred, plus the fair value of any non-controlling interest in an acquiree, exceeds the fair value of identifiable net assets acquired and liabilities assumed as of the acquisition date. Identifiable intangible assets other than goodwill are primarily comprised of indefinite-lived trade names, indefinite-lived lane rights, and customer relationships which amortize on a straight-line basis over an estimated useful life based on management’s estimate of the period the asset is expected to contribute to future cash flows.
We assess our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events and circumstances indicate that the carrying value may not be recoverable. Our quantitative goodwill impairment test consists of comparing the reporting unit carrying value to its fair value, which is estimated as the amount for which it could be sold in a current transaction between willing parties. If the carrying value exceeds fair value, an impairment charge is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. While we are permitted to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we relied on quantitative tests for our Fiscal 2022 and Fiscal 2021 periods. We determine fair value estimated based on quantitative fair value methods, generally the comparative market valuation approach. Based on our quantitative test results, the Company determined that the reporting unit fair value substantially exceeded its carrying value in each testing period, and the reporting unit was therefore not at risk of failing the quantitative impairment tests in either fiscal year.
Our trade name intangible asset impairment testing consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. In estimating the fair value of our trade names, we use the Relief-from-Royalty (“RFR”) method, a form of income approach, as the most appropriate for analyzing the trade names. The RFR method estimates the cost we avoid by owning rather than licensing the trade names and includes an estimate of the royalty income that would be negotiated in an arm’s-length transaction if the subject intangible assets were licensed from a third party. The primary variables we apply in the RFR method are estimation of future revenues, selection of appropriate royalty rates and selection of discount rates to calculate present value. We consider the following in determining the significant assumptions used in evaluating the fair value of trade names:
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
We also evaluate the remaining useful lives of our trade name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. See Note 7 (Goodwill and other intangible assets) to our Consolidated Financial Statements.

We assess the impairment of definite-lived intangible assets whenever events or changing circumstances indicate that the carrying amount may not be recoverable or that the remaining useful life may no longer be supportable.
Inventories
Inventory primarily includes bulk and bottled wine and is carried at the lower of cost (calculated using the first-in-first-out method) or net realizable value. The cost basis for inventory includes the costs related to winemaking. Consistent with industry practices, the Company classifies inventory as a current asset, although a substantial portion of inventory may be aged for periods longer than one year prior to being sold due to the specific aging requirements for a given wine varietal and vintage. The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimates of net realizable value are based on analysis and assumptions including, but not limited to, historical experience, as well as Management's judgment with respect to future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. See Note 2 (Basis of presentation and significant accounting policies) for additional description of our inventories.
Recent accounting pronouncements
See Note 2 (Basis of presentation and significant accounting policies) to our Consolidated Financial Statements included in Part II, Item 8 of this report for additional information regarding recent accounting pronouncements.
Emerging growth company status
Based on the Company's aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of January 31, 2022, the Company became a “large accelerated filer” and lost emerging growth company status on July 31, 2022.
Prior to July 31, 2022 we were an emerging growth company, as defined in the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We elected to use this extended transition period for complying with new or revised accounting standards that had different effective dates for public and private companies. As a result, our prior financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and qualitative disclosures about market risk
Our ongoing business operations cause us to be exposed to certain market risks, including fluctuations in interest rates, commodity prices and other costs related to production inputs, foreign currencies and inflation.
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities which bear interest at variable rates based upon term-SOFR plus applicable margins as defined by the terms of our Credit Facility. As of July 31, 2022, our outstanding borrowings at variable interest rates totaled $223.6 million. An increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.2 million increase in interest expense on an annualized basis and could have a material effect on our results of operation or financial condition in the future. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in March 2020. See Note 10 (Derivative instruments) to our Consolidated Financial Statements for further information on the interest rate swap.

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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The maximum term for the Company's outstanding foreign exchange forward contracts was three months as of July 31, 2022, see Note 10 (Derivative instruments) to our Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of July 31, 2022.
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

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Duckhorn Portfolio, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of The Duckhorn Portfolio, Inc. and its subsidiaries (the “Company”) as of July 31, 2022 and 2021, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended July 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of August 1, 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Wholesale Sales Channels
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s net sales reflect the sale of wine domestically in the U.S. to wholesale distributors, wholesale accounts or DTC (directly to consumers), as well as sales of wine to export distributors that sell internationally. The Company recognizes revenue when the performance obligation is fulfilled and control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company’s total net sales was $373 million for the year ended July 31, 2022, of which 84.2% relates to the wholesale sales channels.
The principal consideration for our determination that performing procedures relating to revenue recognition for wholesale sales channels is a critical audit matter is the significant audit effort in performing procedures related to the accuracy and occurrence of revenue transactions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the wholesale sales channels revenue recognition process, including controls over the accuracy and occurrence of revenue transactions. These procedures also included, among others, evaluating the accuracy and occurrence of revenue transactions on a sample basis by obtaining and inspecting invoices, customer purchase orders, shipping documents, and cash receipts from customers, when applicable.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
September 28, 2022
We have served as the Company’s auditor since 2018.

The Duckhorn Portfolio, Inc. Consolidated Statements of Financial Position

	July 31,
(in thousands, except share and per share amounts)	2022	2021
ASSETS
Current assets
Cash	$3,167	$4,244
Accounts receivable trade, net	37,026	33,253
Inventories	285,430	267,737
Prepaid expenses and other current assets	13,898	9,167
Total current assets	339,521	314,401
Long-term assets
Property and equipment, net	269,659	240,939
Intangible assets, net	191,786	200,547
Operating lease right-of-use assets	23,375	—
Goodwill	425,209	425,209
Other long-term assets	1,963	2,021
Total long-term assets	911,992	868,716
Total assets	$1,251,513	$1,183,117

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,382	$3,556
Accrued expenses	29,475	21,557
Accrued compensation	12,893	16,845
Deferred revenue	272	3,102
Current operating lease liabilities	3,498	—
Current maturities of long-term debt	9,810	11,324
Other current liabilities	672	397
Total current liabilities	60,002	56,781
Long-term liabilities
Revolving line of credit, net	108,674	121,348
Long-term debt, net of current maturities and debt issuance costs	105,074	114,625
Operating lease liabilities	19,732	—
Deferred income taxes	90,483	86,667
Other long-term liabilities	387	1,458
Total long-term liabilities	324,350	324,098
Total liabilities	384,352	380,879
Commitments and contingencies (Note 14)
Equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 115,184,161 and 115,046,793 issued and outstanding at July 31, 2022, and July 31, 2021, respectively	1,152	1,150
Additional paid-in capital	731,597	726,903
Retained earnings	133,824	73,634
Total The Duckhorn Portfolio, Inc. equity	866,573	801,687
Non-controlling interest	588	551
Total equity	867,161	802,238
Total liabilities and equity	$1,251,513	$1,183,117
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Operations

	Fiscal years ended July 31,
(in thousands, except share amounts)	2022	2021	2020
Net sales (net of excise taxes of $5,115, $4,855 and $3,220 respectively)	$372,510	$336,613	$270,648
Cost of sales	187,330	169,265	133,766
Gross profit	185,180	167,348	136,882

Selling, general and administrative expenses	97,743	89,816	65,908
Impairment loss (Note 7)	—	—	11,830
Casualty loss (gain), net (Note 17)	123	(6,559)	(4,047)
Income from operations	87,314	84,091	63,191

Interest expense	6,777	13,618	17,924
Other (income) expense, net	(2,214)	(6,505)	2,457
Total other expenses	4,563	7,113	20,381
Income before income taxes	82,751	76,978	42,810
Income tax expense	22,524	21,008	10,432
Net income	60,227	55,970	32,378
Less: Net (income) loss attributable to non-controlling interest	(37)	6	(1)
Net income attributable to The Duckhorn Portfolio, Inc.	$60,190	$55,976	$32,377

Net income per share of common stock:
Basic	$0.52	$0.52	$0.32
Diluted	$0.52	$0.52	$0.32

Weighted average shares of common stock outstanding:
Basic	115,096,152	106,681,496	101,713,460
Diluted	115,363,578	106,934,853	101,713,460
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Changes in Equity

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. equity	Non-controlling interest	Total equity
	Shares	Amount
Balances at July 31, 2019	101,713,460	$1,017	$534,273	$85,286	$620,576	$556	$621,132
Net income	—	—	—	32,377	32,377	1	32,378
Equity-based compensation (Note 15)	—	—	1,154	—	1,154	—	1,154
Other	—	—	(55)	(5)	(60)	—	(60)
Balances at July 31, 2020	101,713,460	$1,017	$535,372	$117,658	$654,047	$557	$654,604
Net income (loss)	—	—	—	55,976	55,976	(6)	55,970
Dividend to parent	—	—	—	(100,000)	(100,000)	—	(100,000)
Initial public offering, net of issuance costs	13,333,333	133	180,709	—	180,842	—	180,842
Equity-based compensation (Note 15)	—	—	10,822	—	10,822	—	10,822
Balances at July 31, 2021	115,046,793	$1,150	$726,903	$73,634	$801,687	$551	$802,238
Net income	—	—	—	60,190	60,190	37	60,227
Initial public offering, net of issuance costs	—	—	(270)	—	(270)	—	(270)
Issuance of common stock under equity incentive plans	175,003	3	(2)	—	1	—	1
Equity-based compensation (Note 15)	—	—	5,523	—	5,523	—	5,523
Shares withheld related to net share settlement	(53,677)	(1)	(844)	—	(845)	—	(845)
Issuance of employee stock purchase plan	16,042	—	287	—	287	—	287
Balances at July 31, 2022	115,184,161	$1,152	$731,597	$133,824	$866,573	$588	$867,161

The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Cash Flows

	Fiscal years ended July 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$60,227	$55,970	$32,378
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	3,817	2,029	(5,001)
Depreciation and amortization	23,427	21,343	22,755
(Gain) loss on disposal of assets	(528)	7	187
Change in fair value of derivatives	(1,695)	(5,848)	2,340
Amortization of debt issuance costs	1,608	1,623	2,121
Loss on debt extinguishment (Note 9)	—	272	—
Impairment loss	—	—	11,830
Equity-based compensation	5,523	10,822	1,154
Inventory reserve adjustments	4,363	1,054	508
Change in operating assets and liabilities:
Accounts receivable trade, net	(3,773)	(6,789)	(3,997)
Inventories	(18,818)	(23,480)	(11,166)
Prepaid expenses and other current assets	(3,293)	(6,593)	(573)
Other long-term assets	1,258	(333)	(29)
Accounts payable	(262)	(45)	1,365
Accrued expenses	7,681	7,627	(1,733)
Accrued compensation	(3,953)	8,171	2,295
Deferred revenue	(2,830)	(1,045)	285
Other current and long-term liabilities	(3,920)	(513)	460
Net cash provided by operating activities	68,832	64,272	55,179
Cash flows from investing activities
Purchases of property and equipment	(44,644)	(13,689)	(13,624)
Proceeds from sales of property and equipment	910	122	89
Net cash used in investing activities	(43,734)	(13,567)	(13,535)
Cash flows from financing activities
Dividend to parent	—	(100,000)	—
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriters' discounts and commissions	—	187,500	—
Payments of deferred offering costs	(270)	(6,658)	—
Payments under revolving line of credit	(98,000)	(263,000)	(99,000)
Borrowings under revolving line of credit	84,000	143,500	59,500
Extinguishment of long-term debt	—	(38,131)	—
Issuance of long-term debt	—	38,131	13,100
Payments of long-term debt	(11,347)	(13,787)	(12,741)
Repayment of capital leases	—	(8)	(16)
Taxes paid related to net share settlement of equity awards	(845)	—	—
Proceeds from employee stock purchase plan	287	—	—
Debt issuance costs	—	(260)	—
Net cash used in financing activities	(26,175)	(52,713)	(39,157)
Net (decrease) increase in cash	(1,077)	(2,008)	2,487
Cash - Beginning of year	4,244	6,252	3,765
Cash - End of year	$3,167	$4,244	$6,252
Supplemental cash-flow information
Cash paid during the year for:
Interest, net of amount capitalized	$5,179	$12,620	$15,594
Income taxes	$17,674	$22,743	$15,604
Non cash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$1,694	$1,369	$3,081
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc.
Notes to Consolidated Financial Statements

1.    Description of business
The Duckhorn Portfolio, Inc. (formerly known as Mallard Intermediate, Inc. until its name change, on February 23, 2021) and its subsidiaries (the "Company" or "Management") headquartered in St. Helena, CA, produces luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
Unless the context indicates otherwise, references to the “Company” or “Management” refer to The Duckhorn Portfolio, Inc. and its subsidiaries, which include Mallard Buyer Corp., Heritage Wine, LLC, Duckhorn Wine Company, Inc., Canvasback Wine, LLC, Waterfowl Wine, LLC, Heritage Vineyard, LLC, KB Wines Corporation, Selway Wine Company and Domaine M.B., LLC, which wholly owns Chenoweth Graham, LLC, an entity holding a majority interest in Bootlegger’s Hill, LLC (“Bootlegger’s”).
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
The Company owns or controls, through long-term leases, certain high-quality vineyards throughout Northern and Central California and Washington. Vinification takes place at wineries owned, leased or under contract with third parties predominately located in Napa Valley, California; Anderson Valley, California; Hopland, California; Hollister, California; Sebastopol, California; and Walla Walla, Washington.
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
Secondary offering
In the first quarter of Fiscal 2022, the Company completed a secondary offering where certain existing shareholders sold 12,000,000 shares of common stock at a price of $20.50 per share. In November 2021, an additional 626,467 shares of common stock were sold pursuant to the partial exercise of the underwriters' option to purchase additional shares. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.6 million and $0.4 million, respectively, for the fiscal years ended July 31, 2022 and 2021.

In the fourth quarter of Fiscal 2022, the Company completed another secondary offering where certain existing shareholders sold 5,000,000 shares of common stock at a price of $19.25 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.2 million for the fiscal year ended July 31, 2022. The costs for both secondary offerings are reflected in selling, general and administrative expenses on the Consolidated Statement of Operations.
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
Accounting estimates
The preparation of consolidated financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the following: useful lives and recoverability of long-lived assets, inventory obsolescence and reserves, capitalized indirect inventory costs, allowance for credit losses, calculation of accrued liabilities, customer incentive reserves, uncertain tax positions, contingent liabilities, fair value of assets and liabilities acquired in connection with business combinations, equity-based compensation and deferred revenues. Actual results could differ from those estimates.
Operating segment
The Company has one operating segment and one reportable segment. The Company's Chief Operating Decision Maker reviews operating performance and makes decisions to allocate resources at the consolidated company level.
Revenue recognition
The Company’s net sales reflect the sale of wine domestically in the U.S. to wholesale distributors, wholesale accounts or DTC, as well as sales of wine to export distributors that sell internationally.
The Company recognizes revenue when that performance obligation is fulfilled and control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling costs that are billed to customers as a fulfillment activity rather than as separate performance obligations. Shipping and handling costs are included in net sales. The Company has elected to record excise taxes as a reduction to revenue, which are recognized in the Consolidated Statements of Operations when the related product sale is recognized.

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
The transaction price includes reductions attributable to consideration given to customers through various incentive programs, including depletion-based incentives paid to distributors, volume discounts and pricing discounts on single transactions. This variable consideration is estimated and recognized as a reduction of the transaction price based on the expected amounts at the time of revenue recognition for the related sale. The determination of the reduction of the transaction price for variable consideration requires certain estimates and judgements that affect the amounts of revenue recognized and if a change to an estimate occurs in a future period, it is recorded as identified. The Company estimates this variable consideration using the expected value method by taking into account factors such as the nature of the incentive program, historical information, current consumer product trends and availability of actual results. Due to the nature of the arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. Consideration given to customers totaled $66.3 million, $63.8 million and $44.5 million for the fiscal years ended July 31, 2022, 2021 and 2020, respectively, and there were no material constraints on estimates for the periods then ended.
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
Products are sold for cash or on credit terms. Credit terms are established in accordance with local and industry practices, and typically require payment within 30-90 days of delivery or shipment, as dictated by the terms of each agreement. The Company does not account for significant financing components as its payment terms are less than one year, and the Company determines the terms at contract inception. The Company’s sales terms do not allow for the right of return except for matters related to manufacturing defects, which are not material.
The Company expenses the cost of obtaining a contract that is short term in nature when incurred. The Company does not have any contract costs capitalized as of July 31, 2022 and 2021.
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
Advertising costs
Advertising costs, including promotional discounts, are expensed as incurred and were $6.6 million, $6.0 million and $4.5 million for the fiscal years ended July 31, 2022, 2021 and 2020, respectively. Advertising costs are recognized in selling, general and administrative expenses.

Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of July 31, 2022 and 2021.
Accounts receivable trade, net
Accounts receivable consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Interest is accrued on past-due amounts when required by trade laws in a given jurisdiction. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. The Company determines this allowance based on historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. Accounts receivable are written off when determined to be uncollectible. Recoveries of accounts receivable previously written off are recorded to income when received.
Charges related to credit loss on accounts receivable were $0.5 million and $0.2 million in the fiscal years ended July 31, 2021 and 2020, respectively. Recoveries and reductions in the allowance for credit loss were $0.4 million in the fiscal year ended July 31, 2022. Charges related to credit loss in Fiscal 2022 and recoveries and reductions related to credit loss in Fiscal 2021 and 2020 were immaterial. The allowance for credit losses as of July 31, 2022 and 2021 was $0.4 million and $0.8 million, respectively.
Inventories
Inventory primarily includes bulk and bottled wine and is carried at the lower of cost (calculated using the first-in-first-out method) or net realizable value. The cost basis for inventory includes the costs related to winemaking. Consistent with industry practices, the Company classifies inventory as a current asset, although a substantial portion of inventory may be aged for periods longer than one year prior to being sold due to the specific aging requirements for a given wine varietal and vintage. On an ongoing basis, the Company evaluates the cost estimate and assumptions. As required, the Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. Aging inventory, prior to bottling, is classified as work in process.
The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimates of net realizable value are based on analysis and assumptions including, but not limited to, historical experience, as well as Management's judgement with respect to future demand and market conditions. Reductions to the carrying value of inventories are recorded in cost of sales in the period Management determines the conditions first arise which indicate the cost may not be recoverable.
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
The Company capitalizes vineyard development costs when developing new vineyards or improving existing vineyards, whether owned or leased. These costs principally consist of the costs of the vines and expenditures related to labor and materials to prepare the vineyard and construct vine trellises. Amortization of such costs is recorded on a straight-line basis over the estimated economic useful life of the vineyard, which can range from 5 to 20 years. Interest is capitalized during the active construction period for major capital projects. The Company evaluates the recoverability of capitalized costs and records impairment charges if conditions or events indicate that such costs will not be recovered. No such impairment charges were required to be recorded during the years ended July 31, 2022, 2021 or 2020.
Goodwill and intangible assets
Goodwill arising from business combinations is determined as the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in an acquiree, over the fair value of the identifiable net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets determined to have an indefinite useful life are not amortized but are tested for impairment at least annually or if events and circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Management may elect not to perform the qualitative assessment and perform only a quantitative impairment test as of the measurement date. The Company selected June 30th of each fiscal year as the date to perform annual impairment testing.
Indefinite-lived intangible assets include trade names and lane rights. The Company's trade names provide value from the utility of the brands for the foreseeable future. Lane rights represent the Company's rights to storage capacity at the Wine Service Cooperative for the life of the facility at guaranteed pricing.
Customer relationships are amortized on a straight-line basis over their estimated useful lives and that amortization is recognized in selling, general and administrative expenses.
For the fiscal year ended July 31, 2020, the Company recognized a non-cash impairment charge for certain trade name intangible assets as described in Note 7 (Goodwill and other intangible assets). The charges were primarily the result of market impacts associated with the COVID-19 pandemic. The charges were determined in connection with the Company’s annual impairment test. No other impairments were identified through July 31, 2020, nor were any impairments identified related to goodwill or other intangible assets for the year ended July 31, 2022 or 2021.
Long-lived asset impairment
Long-lived assets deemed to have definite lives, which principally consist of property and equipment, customer relationships, and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the asset. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the fair value of the asset. No impairments were identified related to definite-lived assets for the fiscal years ended July 31, 2022, 2021 and 2020.
Deferred offering costs
The Company capitalizes, within other assets, certain legal, accounting, underwriting fees and other third-party fees that are directly related to in-process equity financings until such financings are consummated. Upon closing, these costs are recorded as a reduction of the proceeds received from the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately recognized in operating expenses. In connection with the offering in March 2021, the Company charged deferred offering costs of $0.3 million and $6.7 million to stockholders' equity in Fiscal 2022 and 2021, respectively. There were no deferred offering costs as of July 31, 2020.
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
Derivative instruments
The Company recognizes derivative instruments as assets or liabilities on the Consolidated Statements of Financial Position and measures these instruments at fair value. The Company enters into derivative instruments to manage exposure to changes in interest rates and foreign currency fluctuations. The Company has certain derivative instruments subject to master netting agreements that provide for net-settlement of amounts payable or receivable related to multiple derivative transactions with the same counterparty. The Company presents all derivatives on a gross basis in the Consolidated Statements of Financial Position. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of July 31, 2022 and 2021. Management has neither designated these instruments as cash-flow hedges nor elected hedge accounting. Changes in the consolidated fair value of these financial instruments are recognized in current period income from operations, see Note 10 (Derivative instruments) and Note 11 (Fair value measurements). The Company does not enter into derivative agreements for trading or speculative purposes.
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
Tax benefits from uncertain tax positions are recognized if it is more likely than not the tax positions will be sustained on examination by the applicable taxing authorities based on the technical merits of the position. The tax benefit is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company's income tax provision includes the net impact of changes in the liability for unrecognized tax benefits. Interest related to income tax matters is recognized in interest expense and penalties are reported in operating expenses. See Note 12 (Income taxes) for further discussion.
Leases
Effective August 1, 2021, the Company adopted ASU No. 2016-02, Leases (Topic 842). See "Recently adopted accounting pronouncements" for further discussion. Service arrangements are evaluated to determine whether they contain a lease at inception. Leases are classified as either finance leases or operating leases based on criteria in Topic 842. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's secured incremental borrowing rate. The Company's incremental borrowing rate for a lease is the rate of interest it would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment. The Company applied incremental borrowing rates on a lease-by-lease basis. Right-of-use assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term operating leases that have a term of one year or less. The Company recognizes expenses for short-term operating leases on a straight-line basis over the lease term.
Certain of the Company's operating leases have variable rental payments based on changes in a consumer price index or a production index that trigger rental increases. Additionally, certain of the Company's operating leases include variable payments for items such as property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Certain grower purchase agreements under which we contract for grapes to meet our production needs contain variable payments based on tonnage yield, grape quality and grape prices. Variable lease payments are excluded from the calculations of the right-of-use assets and are recognized in the financial statements in the period in which the obligation is incurred and payment variability removed. Any variable payments related to grapes purchased for inventory production would generally be recognized during harvest as yield size and quality can be determined, and the Company accepts the grapes at a production facility. The cost of grapes we purchase to produce wine is recognized in inventory until the wine is sold, and amounted to $68.1 million in Fiscal 2022 and $26.5 million in Fiscal 2021.
The Company monitors for triggering events or conditions that require a reassessment of its leases. When the reassessment requires a re-measurement of the lease liability, a corresponding adjustment is made to the carrying amount of the right-of-use asset. Additionally, the Company reviews relevant impairment indicators of its right-of-use assets in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets.
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
Net income per share
In accordance with ASC 260, Earnings Per Share, net income per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding forfeitures. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock option and upon the vesting of restricted stock. See Note 18 (Earnings per share) for further discussion.
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
For the years ended July 31, 2022 and 2021, the Company determined that Bootlegger's Hill, which was acquired as part of the Kosta Browne acquisition, is a VIE and that the Company is the primary beneficiary of that VIE. This conclusion considers the Company's ownership percentage, which entitles the Company to receive most of the benefits and absorb most of the risk, as well as the ability to exercise significant influence over the operating and financial decisions of the VIE.
The Company consolidates 100% of the operational results of Bootlegger's, while also reflecting on the face of the Consolidated Statements of Operations and Financial Position the 23.8% non-controlling interest, which is held by outside investors at both July 31, 2022 and 2021. At July 31, 2022 and 2021, the Company's ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Consolidated Statements of Financial Position were $2.4 million and $2.2 million at July 31, 2022 and 2021, respectively. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurement.
The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for the goods under current contracts.
Significant customers and concentrations of credit risk
The Company’s five largest customers, which are each wholesale customers, represented in total approximately 46%, 48% and 43% of net sales for the years ended July 31, 2022, 2021 and 2020, respectively. There were no significant concentrations of revenue or credit risk related to DTC sales.
Of the largest five customers, two wholesale customers each represented 10% or more of the Company's net sales. The percentages for each of these significant customers for the periods presented are as follows:

Net sales
	Fiscal years ended July 31,
	2022	2021	2020
Customer A	16%	15%	13%
Customer B	14%	16%	15%
Customer C	9%	10%	8%
Financial instruments potentially subjecting the Company to concentrations of credit risk, consist primarily of bank demand deposits in excess of Federal Deposit Insurance Corporation limits, as well as trade receivables. The majority of the Company’s wine sales are made through distributors. Receivables associated with such sales are not collateralized. The Company monitors credit risk associated with its customers on a regular basis and management is of the opinion that any risk of significant loss is reduced due to the diversity of our customers and geographic sales area.

The same two wholesale customers, shown in the net sales table above, represent 10% or more of the Company's trade accounts receivable balance for the periods presented. The percentages for each of these significant customers as of the periods presented are as follows:

Accounts receivable trade
	July 31,
	2022	2021
Customer A	22%	23%
Customer B	14%	11%
Customer C	8%	14%
Equity-based compensation
Equity awards issued in exchange for services rendered by the Company's employees, officers or directors are accounted for pursuant to ASC 718, Compensation-Stock Compensation. The Company measures equity awards at fair value at their grant date. Compensation cost is recognized in selling, general and administrative expenses or is capitalized into inventory over the requisite service period (generally the vesting period), net of actual forfeitures as incurred. For awards with performance-based conditions impacting the timing or number of awards vesting, compensation cost is recognized when a performance condition is probable of being met. If a performance condition is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company estimates the fair value of certain awards using a Black-Scholes option pricing model. The Company values shares purchased under the ESPP using a Black-Scholes option valuation model. See Note 15 (Equity-based compensation) for further discussion.
Accounting pronouncements
As an “emerging growth company” as established by the JOBS Act, the Company was permitted to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Prior to fiscal year ended July 31, 2022, the Company had elected to use the adoption dates available to private companies. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently adopted accounting pronouncements:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and several amendments, codified as ASC 842, which supersedes prior guidance on accounting for leases under ASC 840, Leases. ASU No. 2016-02, among other provisions, (i) requires lessees to classify leases as either finance or operating leases, (ii) generally requires all leases to be recorded on the Consolidated Statements of Financial Position through the recognition of right-of-use ("ROU") assets and corresponding lease liabilities and (iii) expands mandatory qualitative and quantitative disclosures regarding leasing activities. The Company adopted the standard effective August 1, 2021, the first day of fiscal year 2022, using the modified retrospective transition method.
The guidance provides a number of optional practical expedients in adoption. The Company elected the package of practical expedients available for expired or existing contracts, which allowed it to carryforward historical assessments of (1) whether contracts are, or contain, leases, (2) lease classification and (3) initial direct costs. The Company did not elect the use-of-hindsight practical expedient. In addition, the Company elected an accounting policy to include both lease and non-lease components as a single component for all asset classes where it is the lessee. The most significant impact of adoption was the recognition as of August 1, 2021 of operating lease ROU assets of $27.2 million and corresponding operating lease liabilities of $26.9 million on the Consolidated Statement of Financial Position, along with certain incremental disclosures. The difference between the operating lease ROU assets and operating lease liabilities represents the existing deferred rent and tenant improvement allowance liabilities balance, resulting from historical straight-lining of operating leases, which were effectively reclassified upon adoption to reduce the measurement of leased assets. In addition, the difference represents favorable lease assets effectively reclassified upon adoption from intangible assets to increase the measurement of leased assets. Adoption of the new standard did not have a material impact on the Company's results of operations or liquidity. See Note 6 (Leases) for further discussion.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, and several amendments, collectively, ASC 326, to replace the incurred loss impairment method with a method that requires the reflection of expected credit losses on financial instruments. The Company adopted this standard as of July 31, 2022. As a result of adopting this ASU, the Company changed its method of estimating its allowance for doubtful accounts for accounts receivable to be based upon the Company's historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. The change in estimating the allowance did not have a material effect on the consolidated financial statements or disclosures.
Recently issued accounting pronouncements not yet adopted:
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued subsequent amendments to the initial guidance. In order to ease the potential burden in accounting for reference rate reform, ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The standard is effective immediately and may be applied prospectively through December 31, 2022.
Effective August 30, 2022, the Company executed Amendment No. 8 to the First Lien Loan Agreement. The amendment transitioned the outstanding debt from a LIBOR-based interest rate to a term SOFR-based interest rate. The Amendment contemporaneously extended the maturity date of all facilities to November 1, 2023. The Company determined that the extension of the maturity date is a change to terms unrelated to replacement of a reference rate as contemplated by the guidance in ASU 2020-04. Accordingly, the Company is not eligible to elect the optional expedients under ASU 2020-04 for the contract modifications related to Amendment No. 8. The Company will continue to monitor the effects of rate reform, if any, on any new or amended contracts through December 31, 2022. The Company does not anticipate the amendments in this ASU will be material to its consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Earnings per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Entity (Subtopic 815-40), to clarify the accounting for modifications or exchanges of equity-classified warrants. This amendment applies to freestanding call options. In accordance with the ASU, if there is a modification and the option is still determined to be classified as equity, the modification should be accounted for as an exchange of the original option for a new option. This guidance will be effective for the Company beginning with the year ended July 31, 2023, with early adoption permitted. The Company does not anticipate the adoption of ASU 2021-04 will have a material impact on the consolidated financial statements.

3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Fiscal years ended July 31,
	2022	2021	2020
Wholesale - Distributors	66.3%	65.3%	60.0%
Wholesale - California direct to trade(a)	17.9	16.9	18.9
DTC(b)	15.8	17.8	21.1
Net sales	100.0%	100.0%	100.0%
________________________________________________
(a) Includes bulk and grape sales of $2.6 million, $0.6 million and $1.1 million for the fiscal years ended July 31, 2022, 2021 and 2020, respectively.
(b) Includes shipping and handling revenue of $2.3 million, $2.6 million and $2.4 million for the fiscal years ended July 31, 2022, 2021 and 2020, respectively.

The following table presents the percentages of consolidated net sales disaggregated by brand:

	Fiscal years ended July 31,
	2022	2021	2020
Duckhorn Vineyards & Decoy	78.5%	76.3%	73.0%
Other winery brands	21.5	23.7	27.0
Net sales	100.0%	100.0%	100.0%
Net sales disaggregated by geographic area comprised of the following:

	Fiscal years ended July 31,
(in thousands)	2022	2021	2020
United States	$348,910	$318,389	$258,439
Canada	7,769	5,355	3,723
Other international	15,831	12,869	8,486
Net sales	$372,510	$336,613	$270,648
Contract balances
Changes in the contract liability balance during the periods presented comprised of the following:

	Fiscal years ended July 31,
(in thousands)	2022	2021	2020
Outstanding at beginning of period	$3,102	$4,148	$3,863
Increase (decrease) attributable to:
Upfront payments	30,018	33,257	34,836
Revenue recognized	(32,179)	(34,069)	(34,328)
Refund	(669)	(234)	(223)
Outstanding at end of period	$272	$3,102	$4,148

Revenue recognized during the fiscal years ended July 31, 2022, 2021 and 2020, which was included in the opening contract liability balance for those periods, was primarily revenue from DTC sales. In the fiscal year ended July 31, 2022, the Company recognized revenue of $3.1 million which was included in the opening contract liability balance for the corresponding period.
4.     Inventories
Inventories were comprised of the following:

	July 31,
(in thousands)	2022	2021
Finished goods	$108,989	$121,423
Work in progress	162,337	134,847
Raw materials	14,104	11,467
Total	$285,430	$267,737
In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. As of July 31, 2022 and 2021, the Company's inventory reserve was $5.1 million and $1.2 million, respectively. During Fiscal 2022, the Company reserved excess inventory levels of seltzer products of approximately $4.3 million. The Company capitalizes into inventory depreciation related to property and equipment used in the production of inventory. For the fiscal years ended July 31, 2022 and 2021, the amount capitalized was $14.2 million and $12.5 million, respectively. The Company also capitalizes total lease costs related to leases used in the production of inventory. For the fiscal years ended July 31, 2022 and 2021, the amount capitalized was $4.2 million and $4.2 million, respectively.
5.    Property and equipment, net
Property and equipment, net was comprised of the following:

		July 31,
(in thousands)	Depreciable lives (years)	2022	2021
Land	N/A	$136,328	$120,063
Buildings and improvements	4-42	70,813	68,616
Vineyards and improvements	5-20	44,759	29,164
Machinery and equipment	3-20	52,619	49,607
Barrels	1-2	30,067	26,349
Total depreciable property and equipment		334,586	293,799
Less: accumulated depreciation and amortization		(70,591)	(58,542)
Total depreciable property and equipment, net		263,995	235,257
Construction in progress	N/A	5,664	5,682
Property and equipment, net		$269,659	$240,939
Depreciation expense recognized in selling, general and administrative expenses was $1.7 million, $1.2 million, $1.2 million for the fiscal years ended July 31, 2022, 2021 and 2020. See Note 4 (Inventories) for depreciation expense capitalized into inventory.

Vineyard acquisitions
In Fiscal 2022, the Company completed the purchase of four California vineyards of approximately 340 acres, and related assets for a total of $32.7 million.
6.    Leases
The Company's operating leases are primarily for certain vineyards, office space, visitor centers, production facilities and certain grower purchase agreements associated with the purchase of grape tonnage yielded from specific vineyard blocks. As of July 31, 2022, the Company did not have any finance leases. The leases, excluding grower purchase agreements, include approximately 150 acres of vineyard property under various third-party operating lease agreements. The Company's leases have various terms with initial terms ranging from two to 30 years, expiring in future years through December 2046. Certain lease agreements contain purchase options and many include renewal options at specified dates throughout the lease terms. Purchase and renewal options are considered in determining the lease term and payments associated with the option years are included in lease payments if it is reasonably certain that the Company will exercise that option. The amounts reported in the Consolidated Statement of Financial Position for the Company's leases are reported in the following captions:

(in thousands)	Consolidated Statement of Financial Position	July 31, 2022
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$23,375

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	3,498
Non-Current:
Operating lease liabilities	Operating lease liabilities, non-current	19,732
Total lease liabilities		$23,230
Lease costs
The components of lease cost reported in the Consolidated Financial Statements are reported in the following captions:

(in thousands)	July 31, 2022
Operating lease costs:
Lease cost	$4,239
Variable lease cost(a)	1,137
Short-term lease cost	96
Less: Sublease income	(20)
Total lease costs	$5,452
________________________________________________
(a)     Variable lease cost includes payments for property taxes, insurance, maintenance, and grower purchase agreements. Variable lease cost is recorded in the period in which variability is removed. See Note 14 (Commitments and contingencies) for estimated variable cost of grower purchase agreements to be recognized in Fiscal 2023 related to the 2022 harvest, subject to grape yield sizes and the Company accepting grapes under its quality control provisions.
See Note 4 (Inventories) for lease costs capitalized into inventory.

Lease term and discount rate
Weighted average remaining lease terms and discount rates consisted of the following:

July 31, 2022
Operating leases:
Weighted average remaining lease term (in years)	7.75
Weighted average discount rate	3.53%
Maturity of operating lease liabilities
A summary of our remaining lease payments of operating lease liabilities (leases with terms in excess of one year) for the next five fiscal years and thereafter as of July 31, 2022 were as follows:

(in thousands)	Operating lease liabilities
2023	$4,191
2024	4,226
2025	4,152
2026	2,751
2027	2,718
Thereafter	8,706
Total lease payments	26,744
Less: interest	(3,514)
Total lease liabilities	23,230
Supplemental cash flow information
Supplemental and other information related to leases comprised of the following:

(in thousands)	July 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,534

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$232

Comparative information as reported prior to the adoption of ASC 842
Rental expense, excluding related variable costs, was $4.0 million and $4.1 million for the years ended July 31, 2021 and 2020, respectively. See Note 4 (Inventories) for rental expense and related variable costs capitalized into inventory. The future minimum payments under operating leases in effect as of July 31, 2021 have a non-cancelable term in excess of one year as determined prior to the adoption of ASC 842, are as follows:

(in thousands)	July 31, 2021
2022	$4,079
2023	3,987
2024	3,727
2025	3,448
2026	2,046
Thereafter	6,888
Total lease payments	$24,175

7.    Goodwill and other intangible assets
Goodwill
At each of July 31, 2022 and July 31, 2021, the goodwill balance was $425.2 million.
Other intangible assets
Intangible assets were comprised of the following:

	July 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets
Customer relationships	$92,720	$(41,834)	$50,886
Total definite-lived intangible assets	92,720	(41,834)	50,886
Indefinite-lived intangible assets
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$233,620	$(41,834)	$191,786

	July 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets
Customer relationships	$92,720	$(34,274)	$58,446
Leasehold interests(a)	1,572	(371)	1,201
Total definite-lived intangible assets	94,292	(34,645)	59,647
Indefinite-lived intangible assets
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$235,192	$(34,645)	$200,547
________________________________________________
(a) In accordance with guidance in ASC 842, upon adoption of the standard, the Company reclassified leasehold interests into the operating lease asset for the respective leases. Therefore, as of July 31, 2022, the leasehold interests intangible balance is zero.
Impairment Analysis
Pursuant to ASC 350, Intangibles—Goodwill and Other, the Company performs an annual impairment test for potential impairment of indefinite-lived intangible assets. Assets are tested more frequently if factors indicate impairment may exist. The Company’s impairment testing of the trade name intangible assets compares the fair value of each trade name with its carrying value, with any excess of carrying value being recognized as an impairment loss. The Company estimates the fair value of the trade names using the Relief-from-Royalty method. Management applies significant judgment in determining the fair value of intangible assets, which involves the use of estimates and assumptions including future revenues attributable to the trade names, selection of an appropriate royalty rate and discount rates.
The Company did not record any impairment charges related to goodwill or trade names for the fiscal years ended July 31, 2022 and 2021.
The Company’s annual impairment analysis performed as of June 30, 2020 for the fiscal year ended July 31, 2020 identified impairments totaling $11.8 million for certain of the Company’s trade names. The impairments were primarily the result of changes to the Company’s sales forecasts for certain of the Company’s ultra-luxury brands experiencing sales channel and consumer spending disruption due to the COVID-19 pandemic, the effects of which were observable and quantifiable beginning in the fourth quarter of Fiscal 2020, the same period as Management’s annual assessment. The impairment charge was also impacted by an increase in the discount rate applied in the fair value calculations due to changes in economic outlook.
Amortization expense
The Company’s amortization expense was $7.6 million for fiscal year ended July 31, 2022 and $7.7 million for the fiscal years ended July 31, 2021 and 2020.

Estimated future amortization expense is as follows:

(in thousands)
Fiscal years ended July 31,
2023	$7,560
2024	7,560
2025	7,560
2026	7,560
2027	7,560
Thereafter (collectively)	13,086
Total	$50,886
8.    Accrued expenses
Accrued expenses were comprised of the following:

	July 31,
(in thousands)	2022	2021
Trade spend(a)	$15,319	$10,734
Accrued professional fees	3,191	456
Deferred compensation liability(b)	2,142	2,096
Barrel purchase	988	936
Bulk wine	143	1,526
Other	7,692	5,809
Total	$29,475	$21,557
________________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives for meeting specific depletion targets. See further discussion in Note 2 (Basis of presentation and significant accounting policies).
(b) See discussion in Note 13 (Employee benefit plans) regarding the Company's deferred compensation plan and related cash surrender value life insurance policies the Company intends to use in settling the plan liability. The cash surrender value of the life insurance policies was $1.8 million and $1.7 million at July 31, 2022 and 2021, respectively.

9.    Debt
Long-term debt, net was comprised of the following:

	July 31,
(in thousands)	2022	2021
Revolving line of credit	$110,000	$124,000
Debt issuance costs	(1,326)	(2,652)
Revolving line of credit, net	108,674	121,348

Term loan, first lien	110,117	117,637
Capital expenditure loan	5,049	8,875
Total long-term debt	115,166	126,512
Current maturities of long-term debt	(9,810)	(11,324)
Debt issuance costs	(282)	(563)
Long-term debt, net of current maturities and debt issuance costs	$105,074	$114,625
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
Amendments to the first lien loan agreement
On August 17, 2020, the Company entered into an agreement which amended the terms of the Credit Facility capital expenditure and term loans. This amendment extended the maturity dates of the capital expenditure loan and term loan (first tranche), and modified the interest rate margins in the Credit Facility to reflect market conditions. The transaction did not result in any additional cash proceeds and was assessed on a lender-specific level for all syndicated instruments and was accounted for primarily as a debt modification. Where the transaction was determined to be an extinguishment in accordance with ASC 470, Debt, the Company recognized a loss on early extinguishment of $0.3 million for the fiscal year ended July 31, 2021.
On February 22, 2021, the Company amended the terms of its Credit Facility by executing Amendment No. 7. Pursuant to the terms of Amendment No. 7, Selway Wine Company, a wholly-owned subsidiary the Company formed in connection with Amendment No. 7, became the guarantor of all debt outstanding under the Credit Facility. Additional changes within this amendment included revisions to certain covenants of the Credit Facility related to reporting requirements and revisions to terms restricting certain liquidity events and distributions to the Company's equity holders. The transaction did not result in any additional cash proceeds. Consistent with previous amendments, the transaction was assessed on a lender-specific level for all syndicated instruments and was accounted for as a debt modification in accordance with ASC 470, Debt.
On August 30, 2022, subsequent to fiscal year end, the Company entered into an eighth amendment to the First Lien Loan and Security Agreement to extend the maturity date of all facilities to November 1, 2023. The transaction did not result in any additional cash proceeds. See Note 19 (Subsequent events) to our Consolidated Financial Statements for additional information.

The instruments described below include the impacts of amendments subsequent to the initial issuance of the Credit Facility.
•Revolving Line of Credit – The revolving line of credit allows the Company to borrow up to a principal amount of $425.0 million (including a letter of credit sub-facility of the revolving loan facility in the aggregate of $15.0 million and a swingline sub-facility of the revolving loan facility in the aggregate of $15.0 million), with an incremental seasonal borrowing amount for harvest costs increasing the total amount to a maximum of $455.0 million. The revolving line of credit matures on November 1, 2023. As of July 31, 2022, the interest rate ranged from LIBOR plus 125 basis points to LIBOR plus 175 basis points depending on the average availability of the revolving line of credit. The weighted-average interest rate was 2.1% at July 31, 2022. The amount available to borrow on the revolving line of credit is subject to a monthly borrowing base calculation, based primarily on the Company’s inventory and accounts receivable balances. At July 31, 2022, $315.0 million was available to draw under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. At July 31, 2022, no amounts were outstanding on the letter of credit sub-facility or the swingline sub-facility.
•Capital Expenditure Loan – The capital expenditure loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 1, 2023. As of July 31, 2022, the $25.0 million limit was fully drawn and had an interest rate of LIBOR plus 190 basis points. The weighted-average rate was 4.3% at July 31, 2022.
•Term Loans – The Company has two tranches of term loans with varying terms and maturities. The first tranche was issued in 2016 for a principal balance of $135.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 1, 2023. The second tranche, issued in August 2018, allowed for a principal balance up to $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 1, 2023. The Company borrowed $16.4 million of the second tranche of the term loan in November 2018 to settle the residual amounts outstanding on the term loan issued as part of the Kosta Browne acquisition. As of July 31, 2022, the term loans had interest rates of LIBOR plus 190 basis points for the first tranche and LIBOR plus 163 basis points for the second tranche. The term loans have a weighted-average interest rate of 4.2% at July 31, 2022.
As provided in the Credit Facility, the Company has entered into interest rate swaps that partially mitigate the risk to the Company due to potential future term-SOFR rate movements by trading floating rate payments for fixed rate payments on an applicable notional amount of outstanding variable rate debt. See Note 10 (Derivative instruments) to our Consolidated Financial Statement for additional information.
The Credit Facility contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends or to grant certain liens. The Company is subject to the requirements of various financial covenants pursuant to the term loans and revolving line of credit, including a debt to net worth maximum and a fixed charge coverage ratio as defined in the Credit Facility. As of both July 31, 2022 and July 31, 2021, the Company was not in violation of any financial covenant.

As of July 31, 2022, the required revolving line of credit and long-term debt repayments for each of the following five fiscal years and thereafter are as follows:

(in thousands)
2023	$9,810
2024	215,356
2025	—
2026	—
2027	—
Thereafter (collectively)	—
Total	$225,166
Included in interest expense in the Consolidated Statements of Operations, and separately presented on the Consolidated Statement of Cash Flows, is amortization related to debt issuance costs of $1.6 million, $1.6 million and $2.1 million for the fiscal years ended July 31, 2022, 2021 and 2020.
10.    Derivative instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the financial results and Consolidated Statements of Financial Position.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company's derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of July 31, 2022 or July 31, 2021. The Company does not enter into derivative instruments for trading or speculative purposes. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.
As of July 31, 2022, the Company held the following interest rate swap agreements, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

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

The total notional amounts of the Company’s derivative instruments outstanding are as follows:

	July 31,
(in thousands)	2022	2021
Derivative instruments not designated as hedging instruments
Interest rate swap contracts	$100,000	$100,000
Foreign currency forward contracts	2,793	2,369
Total derivative instruments not designated as hedging instruments	$102,793	$102,369
Results of period derivative activity
The estimated fair value and classification of derivative instruments on the accompanying Consolidated Statements of Financial Position are as follows for the years ended:

		July 31,
(in thousands)		2022	2021
Derivative instruments not designated as hedging instruments
	Classification
Interest rate swap contracts
Derivative instrument	Long-term asset	$1,443	$—
Derivative instrument	Other long-term liabilities	—	480
Total interest rate swap contract liability		$1,443	$480

Foreign currency forward contracts
Derivative instrument	Other current assets	—	5
Derivative instrument	Other current liabilities	223	—
Total foreign currency contract asset		$223	$5
The amounts and classification of the gains and losses in the Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Fiscal years ended July 31,
(in thousands)	Classification	2022	2021	2020
Interest rate swap contracts	Other (income) expense, net	$(1,923)	$(5,961)	$2,596
Foreign currency forward contracts	Other (income) expense, net	228	113	(256)
Total (gains) losses		$(1,695)	$(5,848)	$2,340
11.    Fair value measurements
The Company applies a fair value hierarchy pursuant to ASC 820, Fair Value Measurement, which consists of three levels of inputs used to measure fair value:
Level 1 - Inputs to fair value are quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs to fair value are based on observable data other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data such as interest rates or yield curves for substantially the full term of the instrument; and

Level 3 - Inputs to fair value are based on unobservable data for the instrument and are supported by little or no market activity.
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
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2022, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Interest rate swap contracts	$—	$1,443	$—	$1,443
Deferred compensation plan asset	—	1,753	—	1,753
Liabilities
Foreign currency forward contracts	$—	$223	$—	$223
Deferred compensation liability	—	2,142	—	2,142

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2021, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Foreign currency forward contracts	$—	$5	$—	$5
Deferred compensation plan asset	—	1,719	—	1,719
Liabilities
Interest rate swap contracts	$—	$480	$—	$480
Deferred compensation liability	—	2,096	—	2,096
12.    Income taxes
The Company’s income tax provision represents U.S. federal and state income taxes. The provision for income taxes was as follows:

	Fiscal years ended July 31,
(in thousands)	2022	2021	2020
Provision for income taxes
Current
Federal	$13,844	$14,431	$11,591
State	4,864	4,549	3,842
	18,708	18,980	15,433
Deferred
Federal	2,080	2,809	(2,905)
State	1,736	(781)	(2,096)
Deferred income taxes	3,816	2,028	(5,001)
Income tax expense	$22,524	$21,008	$10,432

The significant components of deferred tax assets (liabilities) were comprised of the following:

	July 31,
(in thousands)	2022	2021
Deferred tax assets
Operating lease liabilities	$5,935	$—
Accrued liabilities	1,118	2,001
State taxes	1,136	998
Equity-based compensation	550	284
Interest rate swap	—	122
Other	523	221
Total deferred tax assets	9,262	3,626
Deferred tax liabilities
Inventory	(1,116)	(7,291)
Property and equipment	(41,658)	(34,114)
Intangible assets	(46,018)	(47,759)
Operating lease asset	(5,972)	—
Interest rate swap	(368)	—
Prepaid expenses	(2,156)	(1,129)
Casualty gain (Note 17)	(2,457)	—
Total deferred tax liabilities	(99,745)	(90,293)
Net deferred tax liabilities	$(90,483)	$(86,667)
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
The Company considers the realizability of deferred tax assets, evaluating whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2022 and 2021, the Company determined it is more likely than not that it will realize the benefits of these deductible differences. Accordingly, the Company has recorded no valuation allowances.
The following table reconciles the Company's actual income tax provision to the expected statutory tax rate.

	Fiscal years ended July 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	6.4	3.9	3.3
Equity-based compensation	0.1	2.6	—
Other	(0.3)	(0.2)	0.1
Total	27.2%	27.3%	24.4%
The Company and its subsidiaries file a consolidated federal income tax return and individual or consolidated state tax returns based on the tax laws of each jurisdiction where the Company operates. The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the years 2018 through 2020 and for various state authorities for the years 2017 through 2020. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. There was an immaterial amount of interest and penalties for the fiscal year ended July 31, 2022, and no interest or penalties for the fiscal years ended July 31, 2021 and 2020.
In Fiscal 2022, the Company recorded an uncertain tax liability of $0.4 million as a result of certain research and development tax credits. As of July 31, 2022, the total amount of gross unrecognized tax benefits was $0.4 million, all of which if recognized, would impact the Company’s effective tax rate. The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for Fiscal 2022 is as follows:

(in millions)	July 31, 2022
Beginning balance	$—
Gross increase related to prior year tax positions	0.4
Ending balance	$0.4
13.    Employee benefit plans
Defined contribution plan
The Company sponsors a defined contribution 401(k) plan pursuant to which eligible employees may defer a portion of their compensation. The Company’s 401(k) plan provides for Company contributions not to exceed $31 thousand for fiscal year ended July 31, 2022 and $29 thousand fiscal years ended July 31, 2021 and 2020 per eligible employee. All full-time and part-time employees are eligible to participate. The 401(k) plan has a 3% mandatory safe harbor contribution requirement annually. These Company contributions vest upon completion of the second year of service. In addition, discretionary contributions, up to 7% annually, have historically been made by the Company as approved by the Company’s Board of Directors, and are subject to a graded vesting schedule over five years. Employee contributions vest immediately. All contributions are invested at the direction of the employee under the options offered in the 401(k) plan.
Defined contribution expense includes the plan administration fees and is reduced by forfeitures. The Company made mandatory safe harbor and discretionary employer contributions during the year totaling 10% of eligible compensation, and no other profit-sharing contributions were approved for the years ended July 31, 2022, 2021 and 2020.
The Company contributed $4.6 million, $3.8 million and $3.7 million to the plan for the fiscal years ended July 31, 2022, 2021 and 2020, respectively.
Deferred compensation retirement plan
The Company offers to certain qualifying members of management, at the Company’s discretion, the ability to participate in the Company’s deferred compensation plan which is subject to Section 409(a) of the Internal Revenue Code. For such employees, when discretionary employer contributions to the 401(k) plan would exceed the maximum allowable 401(k) contribution, the balance of the contribution is made into the 409(a) plan. Participating employees may elect to defer compensation under the plan, and the Company may make discretionary contributions on participants’ behalf. Employee contributions vest immediately. Discretionary contributions are made by the Company as approved by the Company’s Board of Directors and are subject to a three-year cliff vesting schedule. Contributions track investments selected by the employee under the options offered in the plan. Company contributions to the plan totaled $0.4 million, $1.1 million and $0.9 million for the fiscal years ended July 31, 2022, 2021 and 2020, respectively. The deferred compensation liability was $2.1 million for the fiscal years ended July 31, 2022 and 2021.

Future payments related to the deferred compensation plan will be funded with cash surrender value life insurance contracts which are payable to the Company upon the death of a participating employee. These plan assets are general assets of the Company, which are subject to creditors. The cash surrender value of the life insurance policies totaled $1.8 million as of July 31, 2022 and $1.7 million as of July 31, 2021 and is included in other non-current assets on the Consolidated Statements of Financial Position.
14.    Commitments and contingencies
Long-term purchase contracts
The Company has certain grape purchase contracts with various growers to supply a significant portion of its future grape requirements for wine production. The lengths of the contracts typically vary from one to eight years, and prices per ton are either determined at the outset for the contract duration or are negotiated annually. The Company's grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape quality characteristics.
For the 2022 harvest, the Company contracted for approximately 32,000 tons of grapes at an estimated cost of approximately $68.7 million, subject to the final determination of yield quantities and our quality acceptance provisions being met. For the 2021 harvest, the Company purchased 34,000 tons of grapes at a cost of approximately $68.1 million, which was recognized in inventory during the year ended July 31, 2022. For the 2020 harvest, the Company purchased 12,000 tons of grapes at a cost of approximately $26.5 million, which was recognized in inventory during the year ended July 31, 2021.
Purchase commitments
The Company has ongoing commitments to purchase approximately 8,553 barrels for a total of $8.8 million, of which approximately $7.3 million will be paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company entered into foreign currency forward contracts aligning settlement dates with expected barrel delivery and the anticipated payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in the Consolidated Statements of Operations. See Note 10 (Derivative instruments) for the total notional value and impact on the current period consolidated financial statements due to foreign currency forward contracts.
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
COVID-19
In March 2020, the World Health Organization declared a global pandemic due to the spread of COVID-19, the disease caused by a strain of virus. The Company incurred incremental costs during periods of capacity restrictions or mandatory closure totaling $0.7 million and $1.4 million for the fiscal years ended July 31, 2021 and 2020, respectively. These costs include tasting room expenses and other immaterial costs. The estimates and assumptions made by Management to quantify the effect of COVID-19 disruption were based on available information at the time each assumption was made. No costs were incurred for the year ended July 31, 2022.
The COVID-19 pandemic, is an ongoing global pandemic which continues to evolve. At this time, the Company is unable to fully estimate the long-term impacts to the business, financial condition, operational results or future cash flows, as the pandemic is ongoing in all markets in which the Company operates.

Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. For the years ended July 31, 2022 and 2021, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of the fiscal years ended July 31, 2022 and 2021, no amounts have been accrued related to such indemnification provisions.
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
Upon consummation of the IPO, several events occurred with respect to the previously awarded 2016 Plan units. The vesting conditions were considered probable at the time of the IPO and the acceleration clause in the awards was triggered, resulting in an acceleration of the requisite service period from five years to four years. One tranche of awards under the plan was accelerated by the Company's Board of Directors to align the vesting periods of all 2016 Plan awards. Lastly, the Class M Common Units were exchanged, on a value for value basis, for common shares of the Company post-IPO and further by unrestricted or restricted shares, depending on the satisfaction of the respective service period vesting. The changes to these awards were deemed to be Type I modification events under ASC 718, Compensation-Stock Compensation. Accordingly, the Company recognized catch-up equity-based compensation expense in Fiscal 2021, including incremental fair value resulting from the modification, as applicable to each award grant, amounting to a cumulative catch-up expense of $8.5 million presented in selling, general and administrative expenses.
In connection with the adoption of the Company's 2021 Equity Plan, as discussed below, the Company will no longer grant additional awards under the 2016 Plan. However, the terms and conditions of the 2016 Plan will continue to govern the previously granted awards, to the extent applicable.

Restricted shares
As discussed above, the unvested Class M Units were exchanged for restricted shares of the Company in Fiscal 2021. The following table represents restricted shares activity:

	Performance-based shares	Weighted-average grant-date fair value
Unvested as of July 31, 2021	399,234	$14.23
Granted	—	—
Vested	(133,076)	14.23
Forfeited	—	—
Unvested as of July 31, 2022	266,158	$14.23
The total fair value of restricted shares that vested during the fiscal years ended July 31, 2022 and 2021, was $1.9 million and $3.8 million, respectively. The Company recognized equity compensation expense related to the 2016 Plan in selling, general and administrative expenses due to units vesting over their requisite service periods, excluding the incremental expense related to modification accounting disclosed above, in the aggregate amounts of $0.5 million, $0.9 million and $1.2 million for the fiscal years ended July 31, 2022, 2021 and 2020, respectively. The remaining unvested awards vested on August 1, 2022. Accordingly, as of July 31, 2022, the total unrecognized compensation expense related to the 2016 Plan was $— million over a weighted-average period of 0.0 years.
2021 Equity incentive plan
The Board of Directors approved the 2021 Plan, which allows Management to grant various stock and stock-based awards. A total of 14,003,560 shares of the Company's common stock are available for issuance under the 2021 Plan. Restricted stock units and stock options are granted to certain employees of the Company, advisors and directors (collectively "grants"). The grants, are considered equity awards for purposes of calculating compensation expense, and are equity-classified in the Consolidated Statements of Financial Position. The grants awarded vest ratably by 25% on each anniversary of the vesting date, subject to continued service through each vesting date, consistent with the Company's policy related to the 2016 Plan, forfeitures will be recorded as they occur. Stock options granted under the 2021 Plan expire ten years from the date of the grant.
The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted in the fiscal years ended July 31, 2022 and 2021:

	Fiscal years ended July 31,
	2022	2021
Expected term (in years)(a)	6.25	6.25
Expected dividend yield(b)	—%	—%
Risk-free interest rate(c)	2.54%	1.06% - 1.09%
Expected volatility(d)	47.0%	25.0%
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

Stock options
The following table represents the stock option activity:

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance as of July 31, 2021	1,552,648	$17.11	9.60	$7,552
Options granted	50,034	18.53	—	—
Options exercised	(7,485)	15.00	—	—
Forfeited	(38,499)	17.00	—	—
Expired	(1,088)	24.00	—	—
Balance as of July 31, 2022	1,555,610	$17.15	8.70	$3,847
The Company recognized equity compensation expense related to the 2021 Plan stock options in selling, general and administrative expense and capitalized a portion into inventory, as applicable, due to units vesting over their requisite service periods. Total recognized equity compensation expense related to the 2021 Plan stock options was $2.0 million and $0.5 million for the fiscal years ended July 31, 2022 and 2021, respectively. The total unrecognized compensation expense related to the 2021 Plan stock options was $5.0 million as of July 31, 2022, which is expected to be recognized over a weighted-average period of 2.7 years. The weighted-average grant-date fair value of options granted for the fiscal year ended July 31, 2022 was $0.5 million. Approximately 0.4 million options were vested and exercisable as of July 31, 2022.
Restricted stock units
The following table represents the RSU grant activity under the 2021 Plan:

	Number of shares	Weighted-average grant-date fair value per share
Unvested as of July 31, 2021	555,950	$16.95
Granted	39,011	19.51
Vested	(167,518)	16.64
Forfeited	(12,834)	17.00
Unvested as of July 31, 2022	414,609	$17.32
The Company recognized equity compensation expense related to the 2021 Plan RSUs in selling, general and administrative expense and capitalized a portion into inventory, as applicable, due to units vesting over their requisite service periods, of $3.0 million and $0.9 million, respectively, for the fiscal years ended July 31, 2022 and 2021. The total unrecognized compensation expense related to the 2021 Plan RSUs was $6.1 million as of July 31, 2022, which is expected to be recognized over a weighted-average period of 2.5 years.
Employee stock purchase plan
In connection with the IPO, the Company adopted the 2021 Employee Stock Purchase Plan, through which eligible employees may purchase shares of the Company's common stock at a discount through accumulated payroll deductions. A total of 1,250,509 shares of the Company's common stock are available for issuance and sale to eligible employees under the ESPP.

Each offering period and each purchase period will be approximately six months in duration. The last business date of each offering period will be an exercise date. The first offering period for the Employee Stock Purchase Plan began on January 3, 2022 and ended on June 30, 2022.
Unless otherwise determined by the Board of Directors, in their sole discretion, the purchase of common stock under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the exercise date of the applicable purchase period.
The fair value of ESPP shares is estimated at the date of grant using the Black-Scholes option pricing model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP for the initial offering period that began on January 3, 2022.

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
The Company recognized equity compensation expense related to the ESPP in selling, general and administrative expense and capitalized a portion into inventory, as applicable. As of July 31, 2022, total recognized compensation expense related to the ESPP was $0.1 million.
16.    Related party transactions
In February 2021, the Company’s Board of Managers declared a $100 million cash dividend to the Company's parent at the time of the declaration and, prior to the IPO, the Company's sole stockholder. On February 24, 2021, the Company paid the dividend using funds drawn under the revolver line of credit.
17.    Casualty loss (gain)
Wildfires
Several wildfires occurred in northern California in during the last quarter of Fiscal 2020 and through the first quarter of Fiscal 2021. Other than smoke exposure to unharvested grapes, the Company's owned vineyards did not sustain damage during the fires. Fire and smoke exposure related expenses offset by crop insurance proceeds received totaling $1.3 million are reported on the casualty gain, net line in the Consolidated Statements of Operations for the year ended July 31, 2021. Smoke and fire damage to vineyards in the primary markets where the Company sources fruit rendered some of the available grapes unacceptable for the Company’s production needs.
Fire and smoke exposure related expenses are reported on the casualty loss line in the Consolidated Statement of Operations and was $0.1 million in the fiscal year ended July 31, 2022.

Flood
In Fiscal 2020, the Company entered into an agreement with its insurer to resolve an open Fiscal 2019 flood insurance claim. The Company received $8.1 million and $4.3 million in the fiscal years ended July 31, 2021 and 2020, respectively, fully resolving the flood insurance claim. The Company incurred incremental charges in the fiscal years ended July 31, 2021 and 2020, offset by insurance proceeds received, which were reported on the casualty loss (gain), net line item in the Consolidated Statements of Operations.
18.    Earnings per share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company's basic and diluted income per share calculation:

	Fiscal years ended July 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Numerator - Net income attributable to The Duckhorn Portfolio, Inc.	$60,190	$55,976	$32,377

Denominator:
Weighted average number of shares of common stock outstanding - basic	115,096,152	106,681,496	101,713,460
Dilutive stock options and restricted stock(a)	267,426	253,357	—
Weighted average number of shares of common stock outstanding - assuming dilution	115,363,578	106,934,853	101,713,460

Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.52	$0.52	$0.32
Diluted	$0.52	$0.52	$0.32
________________________________________________
(a) Calculated using the treasury stock method.
There were 4,283 outstanding common stock options deemed anti-dilutive for the fiscal year ended July 31, 2022. No common stock options were deemed anti-dilutive for the fiscal years ended July 31, 2021 and 2020. There were 6,140 and 2,465 outstanding restricted stock units deemed anti-dilutive for the fiscal years ended July 31, 2022 and 2021, respectively. No outstanding restricted stock units were deemed anti-dilutive for the fiscal year ended July 31, 2020.
19.    Subsequent events
Effective August 30, 2022, the Company entered into an eighth amendment to the First Lien Loan and Security Agreement with Bank of the West, dated as of October 14, 2016, to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR-based interest rate to a term SOFR-based interest rate plus applicable margins defined by the terms of the Credit Facility. The transaction did not result in any additional cash proceeds. The Company does not anticipate the rate change to be material to its consolidated financial statements.
Effective September 1, 2022, the Company amended its interest rate swap agreement. The floating rate component of the agreement was previously designated as one-month LIBOR. The amended agreement replaced the LIBOR-based interest rate with SOFR.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this 10-K Report, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure consideration.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting ("ICFR"), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our ICFR is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of the end of our fiscal year ended on July 31, 2022, management conducted an assessment of the effectiveness of our ICFR based on the framework established in the original Internal Control - Integrated Framework Issued by the Committee of Sponsoring Organization of the Treadway Commission (2013

framework) (the COSO criteria). Based on this assessment, management has determined that our ICFR as of July 31, 2022 was effective.
The effectiveness of our internal control over financial reporting as of July 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in internal control over financial reporting
During the quarter ended July 31, 2022, management implemented new controls related to our accounting policies and procedures as part of our adoption of ASU No. 2016-02, Leases (Topic 842).
There were no other changes in our internal control over financial reporting during the three months ended July 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Because of inherent limitations any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the procedures may deteriorate.
Item 9B. Other information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, executive officers and corporate governance
Executive officers
Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as our executive officers as of July 31, 2022.

Name	Age	Position	Held position since
Alex Ryan	56	President, Chief Executive Officer and Chairman	2005
Lori Beaudoin	62	Executive Vice President, Chief Financial Officer	2009
Sean Sullivan	41	Executive Vice President, Chief Strategy and Legal Officer	2019
Pete Przybylinski	54	Executive Vice President, Chief Sales Officer	2010
Zach Rasmuson	49	Executive Vice President, Chief Operating Officer	2012
Gayle Bartscherer	50	Executive Vice President, Chief Marketing and DTC Officer	2022
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
Lori Beaudoin has served as our Executive Vice President, Chief Financial Officer since June 2009, and leads the capital structure, tax strategy, financial planning, reporting and analysis, SEC reporting, accounting and IT. From 2007 to 2009, Ms. Beaudoin served as Chief Financial Officer of the personal care segment of Hain Celestial Group, Inc. Prior to that role, Ms. Beaudoin served as Chief Financial Officer of Avalon Natural Products, Inc., a sponsor-backed consumer goods company. Ms. Beaudoin began her career in public accounting and has more than two decades of experience guiding sponsor-backed, growth-oriented consumer products companies. Ms. Beaudoin is a Certified Public Accountant and received her bachelor’s degree in Accounting from the University of Idaho.
Sean Sullivan has served as our Executive Vice President, Chief Strategy and Legal Officer since February 2019 and leads the strategy and legal, regulatory compliance, mergers and acquisitions, investor relations, SEC reporting, human resources, ESG governmental relations and safety teams. From 2012 to 2019, Mr. Sullivan was an attorney at Gibson, Dunn & Crutcher LLP, advising consumer products, life sciences and technology companies on IPOs and other securities offerings, mergers and acquisitions and public company SEC filings. Prior to that, Mr. Sullivan worked as an investment banker in Credit Suisse Group AG’s technology, media and telecom group, after having earlier worked as an attorney at Gibson, Dunn & Crutcher LLP. Mr. Sullivan received a JD from Columbia Law School and Bachelor of Arts degrees in economics and politics from St. Mary’s College of California.
Pete Przybylinski has served as our Executive Vice President, Chief Sales Officer since July of 2010. Mr. Przybylinski leads our wholesale team and focuses his efforts on team leadership, distributor management and executive-level strategy development. Prior to his current role, he held a number of sales roles of increasing responsibility in the organization since joining Duckhorn in 1995. Mr. Przybylinski holds a Bachelor of Business Administration in Risk Management and Insurance from the University of Georgia, Terry College of Business.
Zach Rasmuson has served as our Executive Vice President, Chief Operating Officer since 2012, after serving as the winemaker and general manager for Goldeneye since joining the Company in 2003. Previously, Mr. Rasmuson worked for wineries such as Stag’s Leap Wine Cellars, Robert Sinskey Vineyards and Husch Vineyards. Mr. Rasmuson received his bachelor’s degree from St. John’s College.
Gayle Bartscherer has served as our Executive Vice President, Chief Marketing and DTC Officer since 2022. Previously, Ms. Bartscherer spent the last several years managing a team of 60 as SVP International Sales, Marketing and Business Development at Jackson Family Wines (JFW). During her 14 years with JFW, Ms. Bartscherer held several key positions, including Brand Manager, Director of Marketing, and Vice President of International Marketing and Business Development. After starting in the accounting industry, Ms. Bartscherer began her career in wine at Blue Lifestyle. Ms. Bartscherer has also worked at Bon Appetit Magazine and Santa Barbara-based Beckmen Vineyards in marketing and operations. Ms. Bartscherer holds a Bachelor of Arts in French and Italian from the University of London.
The information required by this Item 10 is incorporated by reference to our Definitive Proxy Statement relating to our Fiscal 2023 Annual Meeting to Stockholders to be held on January 20, 2023. We intend to file such Definitive Proxy Statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended July 31, 2022.
Item 11. Executive compensation
The information required by this Item 11 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The information required by this Item 12 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
Item 13. Certain relationships and related transactions, and director independence
The information required by this Item 13 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
Item 14. Principal accounting fees and services
The information required by this Item 14 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Part IV
Item 15. Exhibits and financial statement schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Financial Position as of July 31, 2022 and 2021
•Consolidated Statements of Operations for the Years Ended July 31, 2022, 2021 and 2020
•Consolidated Statements of Changes in Equity for the Years Ended July 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the Years Ended July 31, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements
(2) Financial Statements Schedules:
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
(b) Exhibit Listing
The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated.

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
3.1	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	8-K	March 2, 2021	3.1	001-40240
3.2	Amended and Restated Bylaws of the Duckhorn Portfolio, Inc.	8-K	March 2, 2021	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 2, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Registration Rights Agreement, dated as of March 17, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	March 2, 2021	10.1	001-40240
10.2	Stockholders Agreement, dated as of March 17, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	March 2, 2021	10.2	001-40240
10.3	The Duckhorn Portfolio, Inc. 2021 Equity Incentive Plan.	8-K	March 2, 2021	10.3	001-40240
10.4	The Duckhorn Portfolio, Inc. 2021 Employee Stock Purchase Plan.	8-K	March 2, 2021	10.4	001-40240
10.5	Form of Director Indemnification Agreement	S-1/A	March 3, 2021	10.3	333-253412
10.6	Form of Non-Statutory Stock Option Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.5	333-253412
10.7	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.6	333-253412
10.8	First Lien Loan and Security Agreement, dated as of October 14, 2016, among Mallard Intermediate, Inc., Mallard Buyer Corp., Vineyard Acquisition Sub LLC, Heritage Wine, LLC, Bank of the West, ING Capital LLC, American AgCredit, PCA, AgStar Financial Services, PCA/FLCA, City Union National Bank, and MUFG Union Bank, N.A., and the lenders that are parties hereto	S-1/A	February 23, 2021	10.7	333-253412

10.9	Amendment Number One to First Lien Loan and Security Agreement, dated July 28, 2017, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the financial institutions party to the Agreement from time to time as lenders and Bank of the West.	S-1/A	February 23, 2021	10.8	333-253412
10.10	Amendment Number Two to First Lien Loan and Security Agreement, dated as of April 19, 2018, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.9	333-253412
10.11	Amendment Number Three to First Lien Loan and Security Agreement, dated as of August 1, 2018, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.10	333-253412
10.12	Amendment Number Four to First Lien Loan and Security Agreement, dated as of October 30, 2018, entered into by and among Mallard intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.11	333-253412
10.13	Amendment Number Five to First Lien Loan and Security Agreement, dated as of June 7, 2019, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.12	333-253412
10.14	Amendment Number Six to First Lien Loan and Security Agreement, dated as of August 17, 2020, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.13	333-253412
10.15	Amendment Number Seven to First Lien Loan and Security Agreement, dated as of February 22, 2021, entered into by and among Mallard Intermediate, Inc., Selway Wine Company, Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.14	333-253412
10.16	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Alex Ryan	S-1/A	March 10, 2021	10.15	333-253412
10.17	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Lori Beaudoin	S-1/A	March 10, 2021	10.16	333-253412
10.18	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Pete Przybylinski	10-K	October 4, 2021	10.18	001-40240
10.19	Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.18	333-253412
10.20	Form of Class M Common Unit Award Agreement under the Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.19	333-253412
10.21	The Duckhorn Portfolio, Inc. 2021 Cash Incentive Plan	S-1/A	February 23, 2021	10.22	333-253412
10.22	Non-employee Director Letter Agreement, dated as of February 10, 2017, with Dan Duckhorn	S-1/A	February 23, 2021	10.23	333-253412

10.23	Form of Deferred Compensation Plan	S-1/A	February 23, 2021	10.24	333-253412
10.24	Grape Purchase Agreement, dated as of May 11, 2016, between Duckhorn Wine Company and Alex Ryan	S-1/A	February 23, 2021	10.25	333-253412
10.25	Amendment to Grape Purchase Agreement, entered into as of August 7, 2017, between Duckhorn Wine Company and Alex Ryan	S-1/A	February 23, 2021	10.26	333-253412
10.26	Amended and Restated 2021 Employee Stock Purchase Plan	10-Q	June 2, 2022	10.1	001-40240
10.27*
Amendment Number Eight to First Lien Loan and Security Agreement, dated as of February 22, 2021, entered into by and among Mallard Intermediate, Inc., Selway Wine Company, Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West

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
________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Saint Helena, State of California, on September 28, 2022.

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

Signature	Title	Date

/s/ Alex Ryan	President, Chief Executive Officer and Chairman	September 28, 2022
Alex Ryan	(Principal Executive Officer)

/s/ Lori Beaudoin	Executive Vice President, Chief Financial Officer	September 28, 2022
Lori Beaudoin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Costello	Director	September 28, 2022
Daniel Costello

/s/ Melanie Cox	Director	September 28, 2022
Melanie Cox

/s/ Charles Esserman	Director	September 28, 2022
Charles Esserman

/s/ Michelle Gloeckler	Director	September 28, 2022
Michelle Gloeckler

/s/ Adriel Lares	Director	September 28, 2022
Adriel Lares

/s/ Deirdre Mahlan	Director	September 28, 2022
Deirdre Mahlan

/s/ James O'Hara	Director	September 28, 2022
James O'Hara