Form 10-Q
period 2022-10-31
Duckhorn Portfolio, Inc.
filed 2022-12-07
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒

The registrant had outstanding 115,184,193 shares of common stock, $0.01 par value per share, as of November 30, 2022.

Glossary
The following terms are used in this quarterly report unless otherwise noted or indicated by the context:
•“Company,” “we,” “us,” “our,” “Duckhorn” and “The Duckhorn Portfolio” refer to The Duckhorn Portfolio, Inc. and its consolidated subsidiaries.
•“2016 Plan” refers to the Company's board approved 2016 Equity Incentive Plan.
•“2021 Equity Plan” and “2021 Plan” refers to the Company's board approved 2021 Equity Incentive Plan.
•“ASC” refers to Accounting Standards Codification.
•“Controlled Company” refers to a company of which more than 50% of the voting power for the election of its directors is held by a single person, entity or group.
•“COVID-19” refers to the ongoing pandemic for the COVID-19 virus.
•“DTC channel” and “DTC” refers to our sales and distribution channel through which we sell wine directly to consumers without any licensee intermediaries (wholesale or retail), which is permissible through in-person sales at one of our tasting rooms or, where permitted by law, through our multi-winery e-commerce website.
•“ESPP” refers to our Employee Stock Purchase Plan.
•“Estate vineyards” refers to vineyards controlled or owned by the Company.
•“Estate wines” refers to wine made with grapes that share geographical provenance and are farmed, fermented, aged and bottled on-site at Company-controlled vineyards and facilities.
•“Exchange Act” refers to the Securities Exchange Act of 1934.
•“Fiscal 2021” refers to our fiscal year ended July 31, 2021.
•“Fiscal 2022” refers to our fiscal year ended July 31, 2022.
•“Fiscal 2023” refers to our fiscal year ended July 31, 2023.
•“FTC” refers to Federal Trade Commission.
•“IPO” refers to initial public offering.
•“JOBS Act” refers to the Jumpstart Our Business Startups Act of 2015.
•“LIBOR” refers to London Interbank Offered Rate.
•“Luxury wine” refers to wines sold for $15 or higher per 750ml bottle.
•“New Credit Facility” and “New Credit Agreement” refers to the Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, by and among the Company, the borrowers named therein, the lenders named therein and the Bank of the West, as administrative agent and collateral agent.
•“New First Lien Loan Agreement” see New Credit Facility.
•“Off-premise” refers to retail accounts that are a business with a license that allows a customer to purchase our wines for consumption at a location other than the retailer’s licensed location, such as grocery stores and liquor stores.
•“On-premise” refers to retail accounts that are a business with a license that allows a customer to purchase our wines and consume them at the licensed location, such as restaurants, bars and hotels.
•“Original Credit Facility” and “Original Credit Agreement” refers to the original first lien credit facility pursuant to that certain First Lien Loan and Security Agreement, dated as of October 14, 2016 (as amended by Amendment No. 1, dated July 28, 2017, as amended by Amendment No. 2, dated as of April 19, 2018, as amended by Amendment No. 3 dated as of August 1, 2018, as amended by Amendment No.

4 dated as of October 30, 2018, as amended by Amendment No. 5 dated as of June 7, 2019, as amended by Amendment No. 6 dated as of August 17, 2020, as amended by Amendment No. 7 dated February 22, 2021, and as amended by Amendment No. 8 dated August 30, 2022), by and among the Company, the borrowers named therein, the lenders named therein and the Bank of the West, as administrative agent.
•“Original First Lien Loan Agreement” see Original Credit Facility.
•“Retail” refers to establishments that are licensed to purchase our wine for resale to consumers, such as grocery stores, liquor stores and restaurants.
•“SEC” refers to U.S. Securities and Exchange Commission.
•“Securities Act” refers to The Securities Act of 1933.
•“Term SOFR” refers to the forward-looking term rate based on the Secured Overnight Financing Rate.
•“TSG” and “Management Company” refers to TSG Consumer Partners LLC, together with certain affiliates.
•“Ultra-luxury wine” refers to wines with suggested retail prices of $25 or higher per 750ml bottle.
•“U.S.” refers to the United States.
•“U.S. GAAP” refers to the United States Generally Accepted Accounting Principles.
•“VIE” refers to variable interest entity.
•“Wholesale channel” refers to our sales and distribution channel through which we sell wine to distributors and, in California, directly to retail accounts.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events, and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk factors” in our Fiscal 2022 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
Item 1. Financial Statements

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position (unaudited)

(in thousands, except share and per share amounts)	October 31, 2022	July 31, 2022
ASSETS
Current assets
Cash	$5,325	$3,167
Accounts receivable trade, net	69,645	37,026
Inventories	341,926	285,430
Prepaid expenses and other current assets	14,027	13,898
Total current assets	430,923	339,521
Long-term assets
Property and equipment, net	274,324	269,659
Operating lease right-of-use assets	22,478	23,375
Intangible assets, net	189,896	191,786
Goodwill	425,209	425,209
Other long-term assets	1,842	1,963
Total long-term assets	913,749	911,992
Total assets	$1,344,672	$1,251,513
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$45,889	$3,382
Accrued expenses	69,538	29,475
Accrued compensation	9,160	12,893
Deferred revenue	12,069	272
Current operating lease liabilities	3,506	3,498
Current maturities of long-term debt	9,109	9,810
Other current liabilities	474	672
Total current liabilities	149,745	60,002
Long-term liabilities
Revolving line of credit, net	94,005	108,674
Long-term debt, net of current maturities and debt issuance costs	103,036	105,074
Operating lease liabilities	18,864	19,732
Deferred income taxes	90,484	90,483
Other long-term liabilities	388	387
Total long-term liabilities	306,777	324,350
Total liabilities	456,522	384,352
Commitments and contingencies (Note 10)
Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 115,184,161 issued and outstanding at October 31, 2022 and July 31, 2022	1,152	1,152
Additional paid-in capital	732,777	731,597
Retained earnings	153,639	133,824
Total The Duckhorn Portfolio, Inc. equity	887,568	866,573
Non-controlling interest	582	588
Total equity	888,150	867,161
Total liabilities and equity	$1,344,672	$1,251,513
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended October 31,
(in thousands, except share and per share amounts)	2022	2021
Net sales (net of excise taxes of $1,584 and $1,476, respectively)	$108,171	$104,181
Cost of sales	53,461	51,771
Gross profit	54,710	52,410

Selling, general and administrative expenses	25,739	23,207
Income from operations	28,971	29,203

Interest expense	2,162	1,606
Other income, net	(87)	(1,093)
Total other expenses	2,075	513
Income before income taxes	26,896	28,690
Income tax expense	7,087	7,377
Net income	19,809	21,313
Less: Net (income) loss attributable to non-controlling interest	6	(40)
Net income attributable to The Duckhorn Portfolio, Inc.	$19,815	$21,273

Net income per share of common stock:
Basic	$0.17	$0.18
Diluted	$0.17	$0.18

Weighted average shares of common stock outstanding:
Basic	115,184,161	115,046,793
Diluted	115,275,692	115,396,026

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. equity	Non-controlling interest	Total equity
	Shares	Amount
Balances at July 31, 2022	115,184,161	$1,152	$731,597	$133,824	$866,573	$588	$867,161
Net income (loss)	—	—	—	19,815	19,815	(6)	19,809
Equity-based compensation (Note 11)	—	—	1,180	—	1,180	—	1,180
Balances at October 31, 2022	115,184,161	$1,152	$732,777	$153,639	$887,568	$582	$888,150

(in thousands, except share amounts)	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. equity	Non-controlling interest	Total equity
	Shares	Amount
Balances at July 31, 2021	115,046,793	$1,150	$726,903	$73,634	$801,687	$551	$802,238
Net income	—	—	—	21,273	21,273	40	21,313
Equity-based compensation (Note 11)	—	—	1,459	—	1,459	—	1,459
Balances at October 31, 2021	115,046,793	$1,150	$728,362	$94,907	$824,419	$591	$825,010

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended October 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$19,809	$21,313
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,757	4,829
Gain on disposal of assets	(32)	(46)
Change in fair value of derivatives	(368)	(442)
Amortization of debt issuance costs	402	402
Equity-based compensation	1,180	1,459
Change in operating assets and liabilities:
Accounts receivable trade, net	(32,619)	(26,365)
Inventories	(55,626)	(50,686)
Prepaid expenses and other current assets	442	470
Other long-term assets	122	(59)
Accounts payable	42,670	48,755
Accrued expenses	37,262	29,177
Accrued compensation	(3,733)	(6,090)
Deferred revenue	11,797	830
Other current and long-term liabilities	(679)	(800)
Net cash provided by operating activities	26,384	22,747
Cash flows from investing activities
Purchases of property and equipment, net of sales proceeds	(6,418)	(5,896)
Net cash used in investing activities	(6,418)	(5,896)
Cash flows from financing activities
Payments under line of credit	(20,000)	(28,000)
Borrowings under line of credit	5,000	15,000
Payments of long-term debt	(2,808)	(2,848)
Net cash used in financing activities	(17,808)	(15,848)
Net increase in cash	2,158	1,003
Cash - Beginning of year	3,167	4,244
Cash - End of year	$5,325	$5,247
Supplemental cash-flow information
Interest paid, net of amount capitalized	$1,777	$1,218
Non-cash investing activities
Property and equipment additions in accounts payable and accrued expenses	$3,776	$1,793
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Description of business
The Duckhorn Portfolio, Inc. and its subsidiaries (the “Company” or “Management”) headquartered in St. Helena, CA, produces luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
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
The Company owns or controls, through long-term leases, certain high-quality vineyards throughout Northern and Central California and Washington. Vinification takes place at wineries owned, leased or under contract with third parties predominately located in Napa Valley, California; Anderson Valley, California; Hopland, California; Hollister, California; San Luis Obispo, California; Sebastopol, California; and Walla Walla, Washington.
Fiscal year
The Company's fiscal year ends on July 31.
Secondary offering
In the first quarter of Fiscal 2022, the Company completed a secondary offering where certain existing stockholders sold 12,000,000 shares of common stock at a price of $20.50 per share. In November 2021, an additional 626,467 shares of common stock were sold pursuant to the partial exercise of the underwriters' option to purchase additional shares. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.5 million during the three months ended October 31, 2021, which are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
2.    Basis of presentation and recent accounting pronouncements
Basis of presentation
The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP and Article 10 of the Securities and Exchange Commission’s Regulation S-X. These Condensed Consolidated Financial Statements have been prepared on the same basis as the Company's audited annual financial statements and, in the opinion of Management, reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for the fair statement of the Company's financial information for the interim periods presented. These interim results are not necessarily indicative of the results to be expected for the year ending July 31, 2023 for any other interim period or for any future year.
The July 31, 2022 Condensed Consolidated Statement of Financial Position data contained in this Form 10-Q was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of U.S. GAAP. The Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended July 31, 2022.

Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of The Duckhorn Portfolio, Inc. and its subsidiaries, including a consolidated VIE of which the Company has determined it is the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation.
Accounting estimates
The preparation of Condensed Consolidated Financial Statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the following: useful lives and recoverability of long-lived assets, inventory obsolescence and reserves, capitalized indirect inventory costs, allowance for credit losses, calculation of accrued liabilities, customer incentive reserves, uncertain tax positions, contingent liabilities, equity-based compensation and deferred revenues. Actual results could differ from those estimates.
Preferred stock
The Company has 100,000,000 shares of $0.01 par value preferred stock authorized, none of which are issued and outstanding.
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At October 31, 2022 and July 31, 2022, the Company's ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Condensed Consolidated Statement of Financial Position was $2.3 million and $2.4 million at October 31, 2022 and July 31, 2022, respectively. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for goods under current contracts.
Recently adopted accounting pronouncements
In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued subsequent amendments to the initial guidance. In order to ease the potential burden in accounting for reference rate reform, ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. The standard is effective immediately and may be applied prospectively through December 31, 2022. The Company adopted the standard effective August 1, 2022, the first day of fiscal year 2023.
Effective August 30, 2022, the Company executed Amendment No. 8 to the Original First Lien Loan Agreement. The amendment transitioned the outstanding debt from a LIBOR-based interest rate to a Term SOFR based interest rate. The Amendment contemporaneously extended the maturity date of all facilities to November 1, 2023. The Company determined that the extension of the maturity date is a change to terms unrelated to replacement of a reference rate as contemplated by the guidance in ASU 2020-04. Accordingly, the Company is not eligible to elect the optional expedients under ASU 2020-04 for the contract modifications related to Amendment No. 8.

Effective September 1, 2022, the Company amended its interest rate swap agreement. The amendment transitioned the LIBOR-based floating rate to a Term SOFR based floating rate. The modification of the agreement qualified for certain of the optional expedients under ASU 2020-04. The election of certain expedients did not have a material impact on the Condensed Consolidated Financial Statements during the three months ended October 31, 2022.
As previously disclosed in the Annual Report on Form 10-K for the year ended July 31, 2022, the Company adopted ASU No. 2016-02, Leases (Topic ASC 842) using the modified retrospective transition method as of the first day of Fiscal 2022. The impact of the adoption of ASC 842 on previously reported interim financial statements during the year ended July 31, 2022, included the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. The adoption of ASC 842 also resulted in reclassifying certain lines within operating activities in the Condensed Consolidated Statement of Cash Flows due to changes in operating assets and liabilities for the related accounts. These changes to previously disclosed amounts conform to the current period presentation.
No other new accounting pronouncements issued or effective as of October 31, 2022 have had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements.
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended October 31,
	2022	2021
Wholesale - Distributors	76.4%	68.5%
Wholesale - California direct to trade(a)	15.8	16.4
DTC(b)	7.8	15.1
Net sales	100.0%	100.0%
________________________________________________
(a) Includes $0.6 million and $2.3 million of sales related to bulk, grape and merchandise sales for the three months ended October 31, 2022 and 2021, respectively.
(b) Includes shipping and handling revenue of $0.1 million and $0.6 million for the three months ended October 31, 2022 and 2021, respectively.
Charges related to credit loss on accounts receivable were immaterial for the three months ended October 31, 2022. Recoveries and reductions in the allowance for credit loss were $0.4 million in the three months ended October 31, 2021. As of October 31, 2022 and July 31, 2022, the allowance for credit losses was $0.4 million.
Contract balances
When the Company receives payment from a customer, prior to meeting the performance obligation under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company’s deferred revenue is primarily comprised of cash collected, from wines sold through our DTC channels, ahead of the wine shipment date. The Company does not recognize revenue until control of the wine is transferred and the performance obligation is met.
Deferred revenue was $12.1 million and $0.3 million at October 31, 2022 and July 31, 2022, respectively, included in deferred revenue in the Condensed Consolidated Statement of Financial Position. In the three months ended October 31, 2022, the Company recognized revenue of $0.2 million which was included in the opening contract liability balance for the corresponding period.

4.    Inventories
Inventories were comprised of the following:

(in thousands)	October 31, 2022	July 31, 2022
Finished goods	$104,764	$108,989
Work in progress	217,795	162,337
Raw materials	19,367	14,104
Total	$341,926	$285,430
Inventories are stated at the lower of cost or net realizable value, and are primarily measured on a first-in-first-out basis. The Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. The Company's estimates of net realizable value are based on historical experience as well as Management's judgments with respect to future market conditions. In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. The inventory reserve was $4.6 million and $5.1 million at October 31, 2022 and July 31, 2022, respectively.
The Company capitalizes into inventory depreciation related to property and equipment used in the production of inventory. For the three months ended October 31, 2022 and 2021, the amount capitalized was $3.5 million and $2.6 million, respectively. The Company also capitalizes total lease costs related to leases used in the production of inventory. For the three months ended October 31, 2022 and 2021, the amount capitalized was $1.1 million and $1.1 million, respectively.
5.    Property and equipment, net
Property and equipment, net was comprised of the following:

(in thousands)	October 31, 2022	July 31, 2022
Land	$136,328	$136,328
Buildings and improvements	70,847	70,813
Machinery and equipment	53,096	52,619
Vineyards and improvements	44,759	44,759
Barrels	29,817	30,067
Total depreciable property and equipment	334,847	334,586
Less: accumulated depreciation and amortization	(74,204)	(70,591)
Total depreciable property and equipment, net	260,643	263,995
Construction in progress	13,681	5,664
Property and equipment, net	$274,324	$269,659
Depreciation expense recognized in selling, general and administrative expenses was $0.4 million and $0.3 million for the three months ended October 31, 2022 and 2021, respectively. See Note 4 (Inventories) for depreciation expense capitalized into inventory.

6.    Accrued expenses
Accrued expenses were comprised of the following:

(in thousands)	October 31, 2022	July 31, 2022
Bulk wine and other received not invoiced	$26,603	$143
Trade spend(a)	18,452	15,319
Income taxes payable	7,103	387
Barrel purchase	3,283	988
Deferred compensation liability(b)	2,561	2,142
Accrued professional fees	1,072	3,191
Accrued invoices and other accrued expenses	10,464	7,305
Total	$69,538	$29,475
_______________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives for meeting specific depletion targets.
(b) The Company intends to use the cash surrender value life insurance policies in settling its deferred compensation plan liability. The cash surrender value of the life insurance policies was $1.6 million and $1.8 million at October 31, 2022 and July 31, 2022, respectively.
7.    Debt
As of October 31, 2022, outstanding principal balances under the Original Debt Facility were $95.0 million for the revolving line of credit, $4.1 million for the capital expenditure loan, $95.1 million for the term loan (tranche one) and $13.1 million for term loan (tranche two).
At October 31, 2022, the Company had unused capacity of $330.0 million under the original revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. The weighted-average interest rate was 1.8% on the amount outstanding at October 31, 2022. There were no amounts outstanding on the letter of credit sub-facility or the swingline sub-facility at October 31, 2022.
Included in interest expense in the Condensed Consolidated Statements of Operations, and in depreciation and amortization on the Condensed Consolidated Statements of Cash Flows, is amortization related to debt issuance costs of $0.4 million for both the three months ended October 31, 2022 and 2021, respectively.
The Company is subject to the requirements of various financial covenants pursuant to the term loans and revolving line of credit, including a debt to net worth maximum and a fixed charge coverage ratio as defined in the Original Credit Facility. As of October 31, 2022, the Company was not in violation of any financial covenant.
Amendments to the Original First Lien Loan Agreement
Effective August 30, 2022, Mallard Buyer Corp., Selway Wine Company and certain other subsidiaries of The Duckhorn Portfolio, Inc. (collectively, the “Borrowers”) entered into an eighth amendment to the Original First Lien Loan Agreement, to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR based interest rate to a Term SOFR based interest rate plus applicable margins defined by the terms of the Original Credit Facility. The transaction did not result in any additional cash proceeds.

New Credit Agreement
Effective November 4, 2022, the Borrowers entered into the New Credit Agreement which amends and restates, in its entirety, the Original Credit Agreement. The New Credit Agreement provides for $675.8 million in first lien senior secured credit facilities consisting of (i) a $425.0 million revolving credit facility, (ii) a $225.8 million term loan facility and (iii) a $25.0 million delayed draw term loan facility. The maturity date for loans borrowed under the New Credit Agreement is November 4, 2027. See Note 14 (Subsequent events) to our Condensed Consolidated Financial Statements for additional information. The Company does not anticipate the rate change to be material to its Condensed Consolidated Financial Statements.
8.    Derivative instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the financial results and Condensed Consolidated Statements of Financial Position.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company's derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of October 31, 2022 or July 31, 2022. The Company does not enter into derivative instruments for trading or speculative purposes. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.
As of October 31, 2022, the Company held the following interest rate swap agreements, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	0.315%	September 30, 2022	March 23, 2023
As discussed in Note 10 (Commitments and contingencies), the Company manages annual barrel purchases by engaging domestic and foreign cooperages to provide specified barrel quantities on agreed delivery dates. Some of these invoices are paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts aligning settlement dates with expected barrel delivery and the anticipated payments to various coopers.
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	October 31, 2022	July 31, 2022
Derivative instruments not designated as hedging instruments
Interest rate swap contracts	$100,000	$100,000
Foreign currency forward contracts	1,021	2,793
Total derivative instruments not designated as hedging instruments	$101,021	$102,793

Results of period derivative activity
The estimated fair value and classification of derivative instruments on the accompanying Condensed Consolidated Statements of Financial Position are as follows:

(in thousands)		October 31, 2022	July 31, 2022
Derivative instruments not designated as hedging instruments
	Classification
Interest rate swap contracts
Derivative instrument	Other current assets	$1,588	$1,443
Total interest rate swap contract assets		$1,588	$1,443

Foreign currency forward contracts
Derivative instrument	Other current liabilities	—	223
Total foreign currency contract liabilities		$—	$223
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended October 31,
(in thousands)	Classification	2022	2021
Interest rate swap contracts	Other income, net	$(145)	$(446)
Foreign currency forward contracts	Other income, net	(223)	4
Total (gains) losses		$(368)	$(442)
9.    Fair value measurements
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
The Company’s other financial instruments consist mainly of cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of all other financial instruments, except debt, approximates fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company's debt approximates fair value as the interest rates are variable and reflective of market rates (Level 2 of the fair value hierarchy).
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at October 31, 2022, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Interest rate swap contracts	$—	$1,588	$—	$1,588
Deferred compensation plan asset	—	1,631	—	1,631
Liabilities
Deferred compensation liability	$—	$2,561	—	$2,561
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2022, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Interest rate swap contracts	$—	$1,443	$—	$1,443
Deferred compensation plan asset	—	1,753	—	1,753
Liabilities
Foreign currency forward contracts	$—	$223	$—	$223
Deferred compensation liability	—	2,142	—	2,142
10.    Commitments and contingencies
Long-term purchase contracts
The Company has entered certain grape purchase contracts with various growers to supply a significant portion of its future grape requirements for wine production. The lengths of the contracts vary from one to eight years, and prices are either determined at the outset for the contract duration or are negotiated annually. The Company's grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape quality characteristics. For the 2022 harvest, the Company purchased grapes for a total cost of approximately $71.0 million in Fiscal 2023. For the 2021 harvest, the Company purchased grapes for a total cost of $68.1 million in Fiscal 2022. The Company also increases the scope of its grape contracts when necessitated by supply needs, to meet production levels in future periods.

Purchase commitments
The Company has ongoing commitments to purchase barrels for approximately $8.4 million, of which approximately $6.7 million will be paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company entered into foreign currency forward contracts aligning settlement dates with expected barrel delivery and the anticipated payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in the Condensed Consolidated Statements of Operations. See Note 8 (Derivative instruments) for the total notional value and impact on the Condensed Consolidated Financial Statements due to foreign currency forward contracts.
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
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks, and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of October 31, 2022, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of October 31, 2022 and July 31, 2022, no amounts have been accrued related to such indemnification provisions.
11.    Equity-based compensation
2016 Equity Plan
In 2016, the Company adopted the 2016 Equity Plan, which provided profit interest units to certain employees of the Company. In connection with the adoption of the Company's 2021 Equity Plan, the Company will no longer grant additional awards under the 2016 Plan. However, the terms and conditions of the 2016 Plan will continue to govern the previously granted awards, to the extent applicable. The remaining awards vested on August 1, 2022 and were fully expensed as of July 31, 2022. The total fair value of restricted shares that vested during the three months ended October 31, 2022 was $4.9 million.
Restricted shares
The following table represents restricted shares activity:

	Performance-based shares	Weighted-average grant-date fair value
Unvested as of July 31, 2022	266,158	$14.23
Granted	—	—
Vested	(266,158)	14.23
Forfeited	—	—
Unvested as of October 31, 2022	—	$—

2021 Equity Incentive Plan
In March 2021, the Company's Board of Directors approved the 2021 Plan, which provides for granting up to 14,003,560 shares of the Company's common stock to employees, officers, and founders. Restricted stock units and stock options are granted to certain employees of the Company, advisors and directors (collectively “grants”). The grants, are considered equity awards for purposes of calculating compensation expense, and are equity-classified in the Condensed Consolidated Statements of Financial Position.
Stock options
Stock option activity and activity regarding shares available for grant under the 2021 Plan is shown below:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2022	1,555,610	$17.15	8.7	$3,847
Granted	1,067,979	14.43
Exercised	—	—
Forfeited	(112,912)	17.00
Expired	(4,549)	18.08
Outstanding at October 31, 2022	2,506,128	$16.00	9.0	$203

Exercisable as of October 31, 2022	374,309	$17.12	7.6
The Company recognized equity compensation expense related to the 2021 Plan stock options in selling, general and administrative expense and capitalized a portion into inventory, as applicable, due to units vesting over their requisite service periods. Total recognized equity compensation expense related to the 2021 Plan stock options was $0.5 million and $0.5 million for the three months ended October 31, 2022 and 2021, respectively.
The total unrecognized compensation expense related to the 2021 Plan stock options was $10.3 million as of October 31, 2022, which is expected to be recognized over a weighted-average period of 3.2 years.
The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted in the three months ended October 31, 2022:

Three months ended October 31, 2022
Expected term (in years)(a)	6.23
Expected dividend yield(b)	—%
Risk-free interest rate(c)	3.96%
Expected volatility(d)	33.9%
Stock price	$14.43
________________________________________________
(a) Calculated as the midpoint between the weighted-average time to vest and the time to expiration.
(b) The Company has not historically paid and does not expect to pay dividends in the foreseeable future.
(c) The risk-free rate was estimated from the U.S. Treasury Constant Maturity Rates for a period consistent with the expected term in effect at the grant date.
(d) The expected volatility was estimated based on analysis of the historical and implied volatility of a group of guideline public companies deemed to be comparable public peers within the Company’s industry.

Restricted stock units
The following table represents the RSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value per share
Unvested as of July 31, 2022	414,609	$17.32
Granted	355,993	14.43
Vested	—	—
Forfeited	(37,638)	17.00
Unvested as of October 31, 2022	732,964	$15.93
The Company recognized equity compensation expense related to the 2021 Plan RSUs in selling, general and administrative expense and capitalized a portion into inventory, as applicable, due to units vesting over their requisite service periods, of $0.7 million and $0.8 million, respectively, for the three months ended October 31, 2022 and 2021. The total unrecognized compensation expense related to the 2021 Plan RSUs was $10.0 million as of October 31, 2022, which is expected to be recognized over a weighted-average period of 3.1 years.
Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan, which allows for the issuance of up to a total of 1,250,509 shares of the Company's common stock.
An offering period under the Plan began on September 1, 2022 and will end on December 30, 2022. No purchases have been made under the ESPP for the three months ended October 31, 2022 or 2021.
The fair value of ESPP shares is estimated at the date of grant using the Black-Scholes option pricing model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP for the offering period that began on September 1, 2022.

Three months ended October 31, 2022
Expected term (in years)(a)	0.33
Expected dividend yield(b)	—
Risk-free interest rate(c)	3.07%
Expected volatility(d)	41%
Stock price	$18.38
________________________________________________
(a) Calculated as the midpoint between the weighted average time to vest and the time to expiration.
(b) The Company has not historically paid and does not expect to pay dividends in the foreseeable future.
(c) The risk-free rate was estimated from the U.S. Treasury Constant Maturity Rates for a period consistent with the expected term in effect at the grant date.
(d) The expected volatility was estimated based on analysis of the Company's historical and implied volatility, and considering a group of guideline public companies deemed to be comparable public peers within the Company’s industry.
The Company recognized equity compensation expense related to the ESPP in selling, general and administrative expense and capitalized a portion into inventory, as applicable. For the three months ended October 31, 2022, total recognized compensation expense and unrecognized compensation expense related to the ESPP was immaterial.

12.    Earnings per share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company's basic and diluted income per share calculation:

	Three months ended October 31,
(in thousands, except share and per share amounts)	2022	2021
Numerator - Net income attributable to The Duckhorn Portfolio, Inc.	$19,815	$21,273

Denominator:
Weighted average number of shares outstanding for basic per share calculation	115,184,161	115,046,793
Effect of dilutive potential shares(a):
Stock options	11,976	167,269
Restricted stock awards	79,555	181,964
Adjusted weighted average shares outstanding for diluted per share calculation	115,275,692	115,396,026

Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.17	$0.18
Diluted	$0.17	$0.18

Anti-dilutive shares:
Stock options	60,022	2,925
Restricted stock awards	17,543	—
_______________________________________
(a) Calculated using the treasury stock method.
13.    Income taxes
Income tax expense was $7.1 million, with an effective tax rate of 26.3%, for the three months ended October 31, 2022, compared to $7.4 million, with an effective tax rate of 25.7% for the three months ended October 31, 2021. The effective tax rates for both periods presented were higher than the federal statutory rate of 21% primarily due to the impact of state income taxes.
14.    Subsequent events
Effective November 4, 2022, the Borrowers entered into the New Credit Agreement which amends and restates, in its entirety, the Original Credit Agreement. The New Credit Agreement provides for $675.8 million in first lien senior secured credit facilities consisting of (i) a $425.0 million revolving credit facility, (ii) a $225.8 million term loan facility and (iii) a $25.0 million delayed draw term loan facility. The maturity date for loans borrowed under the New Credit Agreement is November 4, 2027.
The term loan facility in the New Credit Agreement replaces the $135.0 million term loan tranche one facility, $25.0 million term loan tranche two facility and $25.0 million capital expenditure facility under the Original Credit Agreement.

The New Credit Agreement allows the Borrowers, at any time, to request additional term loans, revolver commitments and delayed draw term loan commitments in an aggregate amount of up to $400.0 million (the “Incremental Facility”). The lenders are not under any obligation to provide the Incremental Facility, and the Incremental Facility is subject to certain customary conditions precedent and other limitations.
Borrowings under the revolver portion of the New Credit Agreement generally bear interest based on the sum of Term SOFR plus a loan margin based on average availability as follows: (a) less than or equal to 33% of average availability, a loan margin of 1.50%, (b) greater than 33% and less than or equal to 66% of average availability, a loan margin of 1.25%, and (c) greater than 66% of average availability, a loan margin of 1.00%. Borrowings under the term loan and delayed draw portions of the New Credit Agreement generally bear interest based on the sum of (i) Term SOFR plus (ii) a credit spread adjustment of 10 basis points for 1-month and 3-month interest periods and 15 basis points for a six-month interest period plus (iii) a loan margin of 1.625%.
The New Credit Agreement also includes an unused line fee, contains customary representations and warranties and affirmative and negative covenants for agreements of this type. In addition, the New Credit Agreement requires compliance with the following financial covenants, in each case commencing from fiscal quarter ending January 31, 2023: (i) a debt to capitalization ratio not to exceed 0.55:1.00, measured at the end of each fiscal quarter and (ii) a fixed charge coverage ratio not to be less than 1.15:1.00, measured at the end of each fiscal quarter.
The Company's accounting assessment of the treatment of the amended and restated New Credit Agreement and related fees is ongoing, and is not expected to result in a material impact to the Company's financial statements for the three or six months ended January 31, 2023.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary note regarding forward-looking statements” included in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk factors” included in our Annual Report on Form 10-K for Fiscal 2022.
Overview
The Duckhorn Portfolio is the premier scaled producer of luxury wines in North America. We offer a curated and comprehensive portfolio of luxury wines with suggested retail prices ranging from $20 to $200 per bottle. Our wines are available in all 50 states and over 50 countries under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
We sell our wines to distributors outside California and directly to trade accounts in California, which together comprise our wholesale channel. We also sell directly to consumers through our DTC channel, which includes eight tasting rooms, wine club and our multi-winery e-commerce website. Our powerful omni-channel sales model continues to drive strong margins by leveraging long-standing relationships.
Key financial metrics
We use net sales, gross profit and adjusted EBITDA to evaluate the performance of our business, identify trends in our business, prepare financial forecasts and make capital allocation decisions. We believe the following metrics are useful in evaluating our performance. Adjusted EBITDA should not be considered in isolation or as a substitute for any other financial information depicting our results prepared in accordance with U.S. GAAP. Certain judgments and estimates are inherent in our processes to calculate these key financial metrics. See “—Limitations of Non-GAAP Financial Measures and Adjusted EBITDA Reconciliation” for additional information.

	Three months ended October 31,
(in thousands)	2022	2021
Net sales	$108,171	$104,181
Gross profit	$54,710	$52,410
Net income attributable to The Duckhorn Portfolio, Inc.	$19,815	$21,273
Adjusted EBITDA	$35,665	$38,089
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization, purchase accounting adjustments, transaction expenses, changes in the fair value of derivatives and equity-based compensation. Adjusted EBITDA is a key performance measure we use in evaluating our operational results. We believe adjusted EBITDA is a helpful measure to provide investors an understanding of how management regularly monitors our core operating performance, as well as how management makes operational and strategic decisions in allocating resources. We believe adjusted EBITDA also provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparison of operations, as it eliminates the effects of certain variations unrelated to our overall performance. See “—Limitations of Non-GAAP Financial Measures and Adjusted EBITDA Reconciliation” for additional information.
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

	Three months ended October 31,
	2022	2021
Wholesale - Distributors	76.4%	68.5%
Wholesale - California direct to trade	15.8%	16.4%
DTC	7.8%	15.1%
In our wholesale business, we strengthened our market position and delivered growth in both on-premise and off-premise, including a positive price / mix contribution. Comparability to prior year was impacted by later member shipment timing into the second quarter of Fiscal 2023 compared to the first quarter of Fiscal 2022, partially offset by visitor center and wine club growth as compared to the prior year period.
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

	Three months ended October 31,
	2022	2021
Net sales growth	3.8%	13.7%
Volume contribution	9.2%	7.5%
Price / mix contribution	(5.4)%	6.2%
For the three months ended October 31, 2022, negative price mix contribution was impacted by the outsized volume growth of the wholesale channel, seen in both off-premise and on-premise growth. Despite achieving high growth rates in the prior year period, we increased our trade accounts and experienced strong on-premise and off-premise depletions for the three months ended October 31, 2022.

Price / mix contributions for the three months ended October 31, 2022 experienced downward pressured related to DTC shipment timing moving out of the first quarter of Fiscal 2023 compared to the second quarter of Fiscal 2022. Generally, on-premise growth also drives increased sales in our ultra-luxury brands that sell at higher average sales prices and positively impact price / mix contribution. In the prior year period, growth in net sales was attributable to continued strong sales volume growth and a positive price / mix contribution, demonstrating the shift back toward pre-COVID-19 trends as we saw growth in our on-premise and DTC sales, which drive increased sales in our ultra-luxury brands that sell at higher average sales prices.
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
The following factors and trends in our business are expected to be key drivers of our net sales growth for the foreseeable future:
•Further leverage brand strength. Leverage sales and marketing strengths and increasing brand awareness and grow sales of our winery brands to our existing consumer base and a new generation of consumers in a consolidating marketplace.
•Insightful and targeted portfolio evolution. Launch winery brand extensions and continue evolving and strategically broadening our portfolio.
•Distribution expansion and acceleration. Capture distribution growth opportunities and accelerate sales to existing distributors and retail accounts in California.
•Continued investment in DTC channel. Engage with our consumers, create brand evangelists and drive adoption across our portfolio through brand-specific tasting rooms, wine club and our multi-winery e-commerce website, all of which enable us to cross-sell wines within our portfolio.
•Opportunistic evaluation of strategic acquisitions. Disciplined evaluation of strategic acquisitions when opportunities arise to create stockholder value.
The primary market for our wines is the United States, which represented approximately 94% of our net sales during the three months ended October 31, 2022. Accordingly, our results of operations are primarily dependent on U.S. consumer spending.
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

•DTC channel. Wines sold through our DTC channels are generally sold at suggested retail price. DTC channel sales growth was negatively impacted by membership shipments shifts to the second quarter of Fiscal 2023 compared to membership shipments in the first quarter of Fiscal 2022. Wine club membership and tasting room sales grew during the three months ended October 31, 2022 compared to 2021.
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
Gross profit
Gross profit is equal to net sales, minus cost of sales. Cost of sales includes grape and bulk wine purchase costs. For grapes we grow, cost of sales includes amounts incurred to develop and farm the vineyards we own and lease. Cost of sales also includes all winemaking and processing charges, bottling, packaging, warehousing and shipping and handling. Costs associated with storing and maintaining wines that age longer than one year prior to sale continue to be capitalized until the wine is bottled and available for sale.
As we continue to grow our business in the future, we expect gross profit to increase as our sales grow and as we effectively manage our cost of sales, subject to any future unexpected volatility in the grape and bulk wine markets, increased seasonal labor costs and, to a lesser extent inflationary impact from commodity costs, including dry goods and packaging materials.

Agribusiness
We have developed a diversified sourcing and production model, supported by our eight wineries, world-class, and strategically located Estate vineyards and strong relationships with quality-oriented growers. In addition, our sourcing model includes the purchase of high-quality bulk wine from established suppliers to add a highly flexible element of diversity to our supply model. Generally, over 85% of our total production is sourced from third-party growers and, to a significantly lesser extent, the bulk wine market. Our ability to adjust the composition of a particular vintage among our grape and bulk wine sourcing supply channels allows us to tailor inputs based on varying market or seasonal factors, which we believe enables us to produce the highest possible quality wine while optimizing gross profit.
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
Other expenses
Other expenses consist primarily of interest expense we incur on balances outstanding under the terms of our Original Credit Facility and unrealized gains or losses on our derivative instruments.
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

	Three months ended October 31,
(in thousands, except percentages)	2022		2021
Net sales	$108,171	100.0%	$104,181	100.0%
Cost of sales	53,461	49.4	51,771	49.7
Gross profit	54,710	50.6	52,410	50.3
Selling, general, and administrative expenses	25,739	23.8	23,207	22.3
Income from operations	28,971	26.8	29,203	28.0
Interest expense	2,162	2.0	1,606	1.5
Other income, net	(87)	(0.1)	(1,093)	(1.0)
Total other expenses	2,075	1.9	513	0.5
Income before income taxes	26,896	24.9	28,690	27.5
Income tax expense	7,087	6.6	7,377	7.1
Net income	19,809	18.3	21,313	20.5
Less: Net loss (income) attributable to non-controlling interest	6	—	(40)	—
Net income attributable to The Duckhorn Portfolio, Inc.	$19,815	18.3%	$21,273	20.4%
Comparison of the three months ended October 31, 2022 and 2021

Net sales
	Three months ended October 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Net sales	$108,171	$104,181	$3,990	3.8%
Net sales for the three months ended October 31, 2022 increased $4.0 million, or 3.8%, to $108.2 million compared to $104.2 million for the three months ended October 31, 2021. The increase in net sales for the three months ended October 31, 2022 was driven by strong sales volume growth led by strength in the wholesale channels. Our wholesale channel volume growth was partially offset by the negative price / mix contribution in our DTC channel sales related to a planned timing shift in membership shipments to the second quarter of Fiscal 2023 compared to membership shipments in the first quarter of Fiscal 2022.

Cost of sales
	Three months ended October 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Cost of sales	$53,461	$51,771	$1,690	3.3%
Cost of sales increased by $1.7 million, or 3.3%, to $53.5 million for the three months ended October 31, 2022 compared to $51.8 million for the three months ended October 31, 2021. The increase in cost of sales for the three months ended October 31, 2022 was primarily driven by higher sales.

Gross profit
	Three months ended October 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Gross profit	$54,710	$52,410	$2,300	4.4%
Gross margin	50.6%	50.3%
Gross profit increased $2.3 million, or 4.4%, to $54.7 million for the three months ended October 31, 2022 compared to $52.4 million for the three months ended October 31, 2021. The increase in gross profit for the three months ended October 31, 2022 was primarily the result of higher sales volume and brand and channel mix shifts that were net favorable to gross profit margin.

Operating expenses
Selling, general and administrative expenses
	Three months ended October 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Selling expenses	$13,526	$10,398	$3,128	30.1%
Marketing expenses	2,290	2,172	118	5.4
General and administrative expenses	9,923	10,637	(714)	(6.7)
Total selling, general and administrative expenses	$25,739	$23,207	$2,532	10.9%
Selling, general and administrative expenses increased $2.5 million, or 10.9%, to $25.7 million for the three months ended October 31, 2022, compared to $23.2 million for the three months ended October 31, 2021. The increase in selling, general and administrative expenses for the three months ended October 31, 2022 was driven by higher compensation expense due to investments in our work force as well as related increases in selling costs to support sales growth, partially offset by lower professional service fees versus the prior year period.

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
The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc.:

	Three months ended October 31,
(in thousands)	2022	2021
Net income attributable to The Duckhorn Portfolio, Inc.	$19,815	$21,273
Interest expense	2,162	1,606
Income tax expense	7,087	7,377
Depreciation and amortization expense	5,757	4,829
EBITDA	34,821	35,085
Purchase accounting adjustments(a)	42	193
Transaction expenses(b)	162	1,745
Change in fair value of derivatives(c)	(368)	(442)
Equity-based compensation(d)	1,008	1,459
Wildfire costs	—	49
Adjusted EBITDA	$35,665	$38,089
________________________________________________
(a) Purchase accounting adjustments relate to the impacts of business combination accounting for our acquisition by TSG, and certain other transactions consummated prior to our acquisition by TSG, all prior to Fiscal 2021, which resulted in fair value adjustments to inventory and long-lived assets. For the three months ended October 31, 2022 and 2021, purchase accounting adjustments in amortization was $1.9 million during each period, respectively.
(b) Transaction expenses include legal, professional fees, and other expenses incurred for abandoned transactions for both periods presented, and the secondary offering completed in October 2021. These expenses were directly related to such transactions and were incremental to our normal operating expenses.
(c) See Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.
(d) See Note 11 (Equity-based compensation) to our Condensed Consolidated Financial Statements for additional information.

Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our New Credit Facility. As of October 31, 2022, we had $5.3 million in cash and $330.0 million available in undrawn capacity on our revolving line of credit, subject to the terms of our Original Credit Facility.
Due to the seasonal nature of our operations, our cash needs are generally greatest during harvest, a period which can span from August to November based on agricultural conditions and other factors outside our control. We believe that our expected operating cash flows, cash on hand and borrowing capacity on our revolving line of credit, will be adequate to meet our cash needs for the next 12 months. However, changes in our business growth plan, planned capital expenditures or to an ever-changing and highly competitive industry landscape may result in changes to our cash requirements.
Material Cash Requirements
Beyond the next 12 months, we expect cash flows generated from operations, in addition to our New Credit Facility will be our primary sources of liquidity. Based on our current operating performance, we believe these sources will be adequate to meet the cash requirements necessary to meet our future business growth plans and contractual obligations. Our liquidity needs generally include expected working capital requirements, planned capital expenditures, operating lease payments, estimated tax liabilities and principal and interest payments contractually due pursuant to the terms of our New Credit Facility.
For the 2022 harvest, the Company contracted for grapes at a total cost of approximately $71.0 million subject to the final determination of yield quantities and our quality acceptance provisions being met. Additionally, we have purchase obligations, including for inventory and various contracts with third-parties for custom crush, storage and mobile bottling services. See Note 10 (Commitments and contingencies) to our Condensed Consolidated Financial Statements for further information on other commitments.
We have approximately $16.3 million in scheduled principal payments plus associated interest payments due over the next 12 months and approximately $274.8 million of principal payments plus associated interest payments due thereafter until our New Credit Facility matures. The calculated interest payment amounts use actual rates available as of October 2022 and assume these rates for all future interest payments on the outstanding New Credit Facility. See “—Capital Resources”, where our New Credit Facility is described in greater detail. Our future minimum operating lease payments due within the next 12 months total approximately $4.2 million with $21.5 million due in the following years. See our Condensed Consolidated Financial Statements for further information on our operating leases.
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

Cash flows
The following table presents the major components of net cash flows.

	Three months ended October 31,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$26,384	$22,747
Investing activities	(6,418)	(5,896)
Financing activities	(17,808)	(15,848)
Net increase in cash	$2,158	$1,003
Comparison of the three months ended October 31, 2022 and 2021
Operating activities
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
For the three months ended October 31, 2022, net cash provided by operating activities was $26.4 million compared to $22.7 million for the three months ended October 31, 2021, an increase of $3.7 million. The increase in cash provided by operating activities was driven by the following factors:
•The net income after adjusting for non-cash items decreased operating cash flows by $0.8 million;
•Increases in inventory for the three months ended October 31, 2022 driven by timing impacts in bulk and bottled wine supply management to support increases in demand resulted in a decrease to operating cash flow of $5.0 million;
•Our wholesale sales channel, generally subject to credit terms, saw an increase in net sales, which drove a corresponding increase in accounts receivable and resulted in a $6.3 million decrease in operating cash flow;
•Changes in accounts payable and accrued expenses increased operating cash flows $2.0 million due primarily to timing of invoice accruals and payments, predominately related to grape grower purchases during the annual harvest period; and
•Deferred revenues increased operating cash flows by $11.0 million primarily due to shipment timing for wines sold through our DTC channel.
Investing activities
For the three months ended October 31, 2022, net cash used in investing activities related to capital expenditures of $6.4 million compared to $5.9 million for the three months ended October 31, 2021.

Financing activities
For the three months ended October 31, 2022, net cash used in financing activities was $17.8 million as compared to $15.8 million for the three months ended October 31, 2021. For three months ended October 31, 2022, net cash used in financing activities primarily included payments under our line of credit of $20.0 million, payments of long term debt of $2.8 million, partially offset by borrowings under our long term debt of $5.0 million. For three months ended October 31, 2021, net cash used in financing activities primarily included payments under our line of credit of $28.0 million, payments of long term debt of $2.8 million, partially offset by borrowings under our long term debt of $15.0 million.
Capital resources
Original Credit Facility
On October 14, 2016, Mallard Buyer Corp, Selway Wine Company and certain other subsidiaries of The Duckhorn Portfolio, Inc. (collectively, the “Borrowers”) entered into the Original Credit Facility with a syndicated group of lenders. The Original Credit Facility provides a combination of term and revolving line of credit features. The term and revolving line of credit borrowings have variable interest rates, based primarily on Term SOFR based rate plus an applicable margin as defined in the Original First Lien Loan Agreement. Interest is paid monthly or quarterly based on loan type. Our debt is collateralized by substantially all of our cash, trade accounts receivable, real and personal property. Pursuant to the terms and conditions of the Original First Lien Loan Agreement, we have issued the instruments discussed below.
Eighth Amendment to the First Lien Loan and Security Agreement
On August 30, 2022, subsequent to fiscal year end, the Borrowers entered into an eighth amendment to the First Lien Loan and Security Agreement to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR-based interest rate to a Term SOFR based interest rate. The transaction did not result in any additional cash proceeds. See Note 14 (Subsequent events) to our Condensed Consolidated Financial Statements for additional information.
As of October 31, 2022, outstanding principal balances on the debt instruments were $95.0 million for the revolving line of credit, $4.1 million for the capital expenditure loan, $95.1 million for the term loan (tranche one) and $13.1 million for term loan (tranche two). See Note 7 (Debt) to our Condensed Consolidated Financial Statements for additional information.
The Original First Lien Loan Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of October 31, 2022, we were not in violation of any covenants.
New Credit Agreement
Effective November 4, 2022, the Borrowers entered into the New Credit Agreement which amends and restates, in its entirety, the Original Credit Agreement. The New Credit Agreement provides for $675.8 million in first lien senior secured credit facilities consisting of (i) a $425.0 million revolving credit facility, (ii) a $225.8 million term loan facility and (iii) a $25.0 million delayed draw term loan facility. The maturity date for loans borrowed under the New Credit Agreement is November 4, 2027. See Note 14 (Subsequent events) to our Condensed Consolidated Financial Statements for additional information.
The instruments described below include the impacts of the New Credit Facility.
Revolving Line of Credit — The revolving line of credit allows the Borrowers to draw amounts up to $425.0 million. The revolving line of credit matures on November 4, 2027. The interest rate ranged from Term SOFR plus 100 basis points to Term SOFR plus 150 basis points depending on the average availability of the revolving line of credit. The amount available to borrow on the revolving line of credit is subject to a monthly borrowing base calculation, based primarily on the Company’s inventory and accounts receivable balances.
Term Loans — The term loan facility in the New Credit Agreement replaces the $135.0 million term loan tranche one facility, $25 million term loan tranche two facility and $25 million capital expenditure facility under the Original Credit Agreement. A term loan facility in the aggregate principle amount equal to $225.8 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The term loan has an interest rate of Term SOFR plus a 10 bps to 15 bps credit spread adjustment and a 1.625% loan margin.
Delayed Draw Term Loan — The delayed draw term loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The $25.0 million is fully available and has an interest rate of Term SOFR plus a 10 bps to 15 bps credit spread adjustment and a 1.625% loan margin.
Off-balance sheet arrangements
As of October 31, 2022, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
There have been no material changes in our critical accounting policies during the three months ended October 31, 2022, as compared to those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for Fiscal 2022.
Recent accounting pronouncements
See Note 2 (Basis of presentation and significant accounting policies) to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information regarding recent accounting pronouncements.

Item 3. Quantitative and qualitative disclosures about market risk
Our ongoing business operations cause us to be exposed to certain market risks, including fluctuations in interest rates, commodity prices and other costs related to production inputs, foreign currencies and inflation.
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon Term SOFR based rate plus applicable margins or predetermined alternatives rates, as applicable, pursuant to the terms of our Credit Facility. As of October 31, 2022, our outstanding borrowings at variable interest rates totaled $344.4 million. An increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $3.4 million increase in interest expense on an annualized basis and could have a material effect on our results of operation or financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in March 2020. See Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information on the interest rate swap.
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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The maximum term for the Company's outstanding foreign exchange forward contracts was four months as of October 31, 2022. See Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of October 31, 2022.
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
As of the end of the period covered by this 10-Q Report, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended October 31, 2022.
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
Item 1A. Risk factors
For a discussion of our potential risks and uncertainties, please see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022. There have been no material changes since our previous 10-K filing.

Item 6. Exhibits

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
3.1	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	8-K	March 22, 2021	3.1	001-40240
3.2	Amended and Restated Bylaws of The Duckhorn Portfolio, Inc.	8-K	March 22, 2021	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 10, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, entered into by and among Mallard Buyer Corp., Selway Wine Company, each subsidiary of The Duckhorn Portfolio, Inc. party thereto, Bank of the West, as Administrative Agent and Collateral Agent, and the other lenders party thereto	8-K	November 4, 2022	10.1	001-40240
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: December 7, 2022	By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: December 7, 2022	By:	/s/ Lori Beaudoin
Lori Beaudoin
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)