Form 10-K/A
period 2022-07-31
Duckhorn Portfolio, Inc.
filed 2022-12-30
CIK 1835256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

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
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
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
10-14
of this Annual Report on Form
10-K.
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, San Francisco, CA, Auditor ID: 238
EXPLANATORY NOTE
The Duckhorn Portfolio, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(the “First Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended July 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on September 28, 2022 (the “Original Report”) solely to amend and restate the Exhibit Index included in Item 15 by adding Exhibits 10.28 and 10.29, which were omitted from the Original Report. Except as described above, no other information in the Original Report has been updated and this First Amendment continues to speak as of the date of the Original Report. Other events occurring after the filing of the Original Report or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Report.
Item 15. Exhibits and financial statement schedules
(a) The following documents are filed as part of this Annual Report on Form
10-K:
(1) Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Position as of July 31, 2022 and 2021

•	Consolidated Statements of Operations for the Years Ended July 31, 2022, 2021 and 2020

•	Consolidated Statements of Changes in Equity for the Years Ended July 31, 2022, 2021 and 2020

•	Consolidated Statements of Cash Flows for the Years Ended July 31, 2022, 2021 and 2020

•	Notes to Consolidated Financial Statements
(2) Financial Statements Schedules:
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
(b) Exhibit Listing
The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated.

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.

3.1	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	8-K	March 2, 2021	3.1	001-40240

3.2	Amended and Restated Bylaws of the Duckhorn Portfolio, Inc.	8-K	March 2, 2021	3.2	001-40240

4.1	Form of Common Stock Certificate	S-1/A	March 2, 2021	4.1	333-253412

4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240

10.1	Registration Rights Agreement, dated as of March 17, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	March 2, 2021	10.1	001-40240

10.2	Stockholders Agreement, dated as of March 17, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	March 2, 2021	10.2	001-40240

10.3	The Duckhorn Portfolio, Inc. 2021 Equity Incentive Plan.	8-K	March 2, 2021	10.3	001-40240

10.4	The Duckhorn Portfolio, Inc. 2021 Employee Stock Purchase Plan.	8-K	March 2, 2021	10.4	001-40240

10.5	Form of Director Indemnification Agreement	S-1/A	March 3, 2021	10.3	333-253412

10.6	Form of Non-Statutory Stock Option Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.5	333-253412

10.7	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.6	333-253412

10.8	First Lien Loan and Security Agreement, dated as of October 14, 2016, among Mallard Intermediate, Inc., Mallard Buyer Corp., Vineyard Acquisition Sub LLC, Heritage Wine, LLC, Bank of the West, ING Capital LLC, American AgCredit, PCA, AgStar Financial Services, PCA/FLCA, City Union National Bank, and MUFG Union Bank, N.A., and the lenders that are parties hereto	S-1/A	February 23, 2021	10.7	333-253412

10.9	Amendment Number One to First Lien Loan and Security Agreement, dated July 28, 2017, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the financial institutions party to the Agreement from time to time as lenders and Bank of the West.	S-1/A	February 23, 2021	10.8	333-253412

10.10	Amendment Number Two to First Lien Loan and Security Agreement, dated as of April 19, 2018, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.9	333-253412

10.11	Amendment Number Three to First Lien Loan and Security Agreement, dated as of August 1, 2018, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.10	333-253412

10.12	Amendment Number Four to First Lien Loan and Security Agreement, dated as of October 30, 2018, entered into by and among Mallard intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.11	333-253412

10.13	Amendment Number Five to First Lien Loan and Security Agreement, dated as of June 7, 2019, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc., the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.12	333-253412

10.14	Amendment Number Six to First Lien Loan and Security Agreement, dated as of August 17, 2020, entered into by and among Mallard Intermediate, Inc., Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.13	333-253412

10.15	Amendment Number Seven to First Lien Loan and Security Agreement, dated as of February 22, 2021, entered into by and among Mallard Intermediate, Inc., Selway Wine Company, Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West	S-1/A	February 23, 2021	10.14	333-253412

10.16	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Alex Ryan	S-1/A	March 10, 2021	10.15	333-253412

10.17	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Lori Beaudoin	S-1/A	March 10, 2021	10.16	333-253412

10.18	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Pete Przybylinski	10-K	October 4, 2021	10.18	001-40240

10.19	Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.18	333-253412

10.20	Form of Class M Common Unit Award Agreement under the Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.19	333-253412

10.21	The Duckhorn Portfolio, Inc. 2021 Cash Incentive Plan	S-1/A	February 23, 2021	10.22	333-253412

10.22	Non-employee Director Letter Agreement, dated as of February 10, 2017, with Dan Duckhorn	S-1/A	February 23, 2021	10.23	333-253412

10.23	Form of Deferred Compensation Plan	S-1/A	February 23, 2021	10.24	333-253412

10.24	Grape Purchase Agreement, dated as of May 11, 2016, between Duckhorn Wine Company and Alex Ryan	S-1/A	February 23, 2021	10.25	333-253412

10.25	Amendment to Grape Purchase Agreement, entered into as of August 7, 2017, between Duckhorn Wine Company and Alex Ryan	S-1/A	February 23, 2021	10.26	333-253412

10.26	Amended and Restated 2021 Employee Stock Purchase Plan	10-Q	June 2, 2022	10.1	001-40240

10.27	Amendment Number Eight to First Lien Loan and Security Agreement, dated as of February 22, 2021, entered into by and among Mallard Intermediate, Inc., Selway Wine Company, Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West	10-K	September 28, 2022	10.27	001-40240

10.28	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Zach Rasmuson	S-1/A	March 10, 2021	10.17	333-253412

10.29*	Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Gayle Bartscherer

21.1	Subsidiaries of Registrant	10-K	September 28, 2022	21.1	001-40240

23.1	Consent of Independent Registered Public Accounting Firm	10-K	September 28, 2022	23.1	001-40240

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Saint Helena, State of California, on December 30, 2022.

The Duckhorn Portfolio, Inc.

By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman