Form 10-Q
period 2023-01-31
Duckhorn Portfolio, Inc.
filed 2023-03-08
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023

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

The registrant had outstanding 115,219,396 shares of common stock, $0.01 par value per share, as of March 1, 2023.

Glossary
The following terms are used in this quarterly report unless otherwise noted or indicated by the context:
•“Company,” “we,” “us,” “our,” “Duckhorn” and “The Duckhorn Portfolio” refer to The Duckhorn Portfolio, Inc. and its consolidated subsidiaries.
•“2016 Plan” refers to the Company's board-approved 2016 Equity Incentive Plan.
•“2021 Plan” refers to the Company's board-approved 2021 Equity Incentive Plan.
•“ASC” refers to Accounting Standards Codification.
•“Controlled Company” refers to a company of which more than 50% of the voting power for the election of its directors is held by a single person, entity or group.
•“COVID-19” refers to the pandemic for the COVID-19 virus.
•“DTC channel” and “DTC” refer to our sales and distribution channel through which we sell wine directly to consumers without any licensee intermediaries (wholesale or retail), which is permissible through in-person sales at one of our tasting rooms or, where permitted by law, through our multi-winery e-commerce website.
•“ESPP” refers to our 2021 Employee Stock Purchase Plan.
•“Estate vineyards” refers to vineyards owned or controlled by the Company.
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
•“New Credit Facility” and “New Credit Agreement” refer to the Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, by and among the Company, the borrowers named therein, the lenders named therein and the Bank of the West, as administrative agent and collateral agent.
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
•“Original Credit Facility” and “Original Credit Agreement” refer to the original first lien credit facility pursuant to that certain First Lien Loan and Security Agreement, dated as of October 14, 2016 (as amended by Amendment No. 1, dated July 28, 2017, as amended by Amendment No. 2, dated as of April 19, 2018, as amended by Amendment No. 3 dated as of August 1, 2018, as amended by Amendment No. 4 dated as of October 30, 2018, as amended by Amendment No. 5 dated as of June 7, 2019, as amended by Amendment No. 6 dated as of August 17, 2020, as amended by Amendment No. 7 dated February 22, 2021, and as amended by Amendment No. 8 dated August 30, 2022), by and among the Company, the borrowers named therein, the lenders named therein and the Bank of the West, as administrative agent.

•“Retail” refers to establishments that are licensed to purchase our wine for resale to consumers, such as grocery stores, liquor stores and restaurants.
•“SEC” refers to U.S. Securities and Exchange Commission.
•“Term SOFR” refers to the forward-looking term rate based on the Secured Overnight Financing Rate.
•“TSG” refers to TSG Consumer Partners LLC, together with certain affiliates.
•“Ultra-luxury wine” refers to wines with suggested retail prices of $25 or higher per 750ml bottle.
•“U.S.” refers to the United States.
•“U.S. GAAP” refers to United States Generally Accepted Accounting Principles.
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
•    overall decline in the health of the economy and the impact of inflation on consumer discretionary spending and consumer demand for wine;
•    the occurrence of severe weather events (including fires, floods and earthquakes), catastrophic health events, natural or man-made disasters, social and political conditions, war or civil unrest;
•    risks associated with disruptions in our supply chain for grapes and raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies;
•    the disruption of the delivery of wine to customers;
•    the impact of COVID-19 and its variants on our customers, suppliers, business operations and financial results;
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

PART I
Item 1. Financial Statements

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position (unaudited)

(in thousands, except share and per share amounts)	January 31, 2023	July 31, 2022
ASSETS
Current assets
Cash	$7,292	$3,167
Accounts receivable trade, net	48,324	37,026
Inventories	327,024	285,430
Prepaid expenses and other current assets	13,125	13,898
Total current assets	395,765	339,521
Long-term assets
Property and equipment, net	271,217	269,659
Operating lease right-of-use assets	21,777	23,375
Intangible assets, net	188,006	191,786
Goodwill	425,209	425,209
Other long-term assets	5,487	1,963
Total long-term assets	911,696	911,992
Total assets	$1,307,461	$1,251,513
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$18,410	$3,382
Accrued expenses	29,071	29,475
Accrued compensation	9,224	12,893
Deferred revenue	3,285	272
Current operating lease liabilities	3,603	3,498
Current maturities of long-term debt	9,721	9,810
Other current liabilities	3,056	672
Total current liabilities	76,370	60,002
Long-term liabilities
Revolving line of credit, net	—	108,674
Long-term debt, net of current maturities and debt issuance costs	215,633	105,074
Operating lease liabilities	18,000	19,732
Derivative instrument	1,537	—
Deferred income taxes	90,483	90,483
Other long-term liabilities	387	387
Total long-term liabilities	326,040	324,350
Total liabilities	402,410	384,352
Commitments and contingencies (Note 10)
Equity
Common stock, $0.01 par value; 500,000,000 shares authorized; 115,219,396 issued and outstanding at January 31, 2023 and 115,184,161 issued and outstanding at July 31, 2022	1,152	1,152
Additional paid-in capital	734,763	731,597
Retained earnings	168,556	133,824
Total The Duckhorn Portfolio, Inc. equity	904,471	866,573
Non-controlling interest	580	588
Total equity	905,051	867,161
Total liabilities and equity	$1,307,461	$1,251,513
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (unaudited)

	Three months ended January 31,		Six months ended January 31,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net sales (net of excise taxes of $1,469, $1,507, $3,052 and $2,983, respectively)	$103,488	$98,736	$211,659	$202,917
Cost of sales	48,302	49,259	101,763	101,030
Gross profit	55,186	49,477	109,896	101,887

Selling, general and administrative expenses	29,579	23,845	55,318	47,052
Income from operations	25,607	25,632	54,578	54,835

Interest expense	2,684	1,636	4,846	3,242
Other expense (income), net	2,743	(338)	2,656	(1,431)
Total other expenses, net	5,427	1,298	7,502	1,811
Income before income taxes	20,180	24,334	47,076	53,024
Income tax expense	5,265	6,407	12,352	13,784
Net income	14,915	17,927	34,724	39,240
Less: Net loss (income) attributable to non-controlling interest	2	5	8	(35)
Net income attributable to The Duckhorn Portfolio, Inc.	$14,917	$17,932	$34,732	$39,205

Net income per share of common stock:
Basic	$0.13	$0.16	$0.30	$0.34
Diluted	$0.13	$0.16	$0.30	$0.34

Weighted average shares of common stock outstanding:
Basic	115,191,575	115,049,395	115,187,868	115,048,094
Diluted	115,327,660	115,389,502	115,424,809	115,391,011

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Changes in Equity (unaudited)

	Three months ended January 31,
(in thousands, except share amounts)	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. equity	Non-controlling interest	Total equity
	Shares	Amount
Balances at October 31, 2022	115,184,161	$1,152	$732,777	$153,639	$887,568	$582	$888,150
Net income	—	—	—	14,917	14,917	(2)	14,915
Issuance of common stock under equity incentive plans	22,365	—	—	—	—	—	—
Issuance of employee stock purchase plan	12,870	—	181	—	181	—	181
Equity-based compensation (Note 11)	—	—	1,805	—	1,805	—	1,805
Balances at January 31, 2023	115,219,396	$1,152	$734,763	$168,556	$904,471	$580	$905,051

Balances at October 31, 2021	115,046,793	$1,150	$728,362	$94,907	$824,419	$591	$825,010
Net income (loss)	—	—	—	17,932	17,932	(5)	17,927
Issuance of common stock under equity incentive plans	18,417	1	—	—	1	—	1
Equity-based compensation (Note 11)	—	—	1,416	—	1,416	—	1,416
Initial public offering, net of issuance costs	—	—	(270)	—	(270)	—	(270)
Balances at January 31, 2022	115,065,210	$1,151	$729,508	$112,839	$843,498	$586	$844,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Changes in Equity (unaudited)

	Six months ended January 31,
(in thousands, except share amounts)	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. equity	Non-controlling interest	Total equity
	Shares	Amount
Balances at July 31, 2022	115,184,161	$1,152	$731,597	$133,824	$866,573	$588	$867,161
Net income (loss)	—	—	—	34,732	34,732	(8)	34,724
Issuance of common stock under equity incentive plans	22,365	—	—	—	—	—	—
Issuance of employee stock purchase plan	12,870	—	181	—	181	—	181
Equity-based compensation (Note 11)	—	—	2,985	—	2,985	—	2,985
Balances at January 31, 2023	115,219,396	$1,152	$734,763	$168,556	$904,471	$580	$905,051

Balances at July 31, 2021	115,046,793	$1,150	$726,903	$73,634	$801,687	$551	$802,238
Net income (loss)	—	—	—	39,205	39,205	35	39,240
Issuance of common stock under equity incentive plans	18,417	1	—	—	1	—	1
Equity-based compensation (Note 11)	—	—	2,875	—	2,875	—	2,875
Initial public offering, net of issuance costs	—	—	(270)	—	(270)	—	(270)
Balances at January 31, 2022	115,065,210	$1,151	$729,508	$112,839	$843,498	$586	$844,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)

	Six months ended January 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$34,724	$39,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,290	11,047
Loss (gain) on disposal of assets	93	(13)
Change in fair value of derivatives	2,061	(957)
Amortization of debt issuance costs	593	804
Equity-based compensation	2,985	2,875
Change in operating assets and liabilities:
Accounts receivable trade, net	(11,298)	(9,755)
Inventories	(39,881)	(28,187)
Prepaid expenses and other current assets	26	(361)
Other long-term assets	(555)	(217)
Accounts payable	15,020	6,377
Accrued expenses	830	6,621
Accrued compensation	(3,669)	(4,129)
Deferred revenue	3,013	(2,960)
Other current and long-term liabilities	865	(1,557)
Net cash provided by operating activities	18,097	18,828
Cash flows from investing activities
Purchases of property and equipment, net of sales proceeds	(12,388)	(23,336)
Net cash used in investing activities	(12,388)	(23,336)
Cash flows from financing activities
Payments under line of credit	(119,000)	(52,000)
Borrowings under line of credit	9,000	63,000
Issuance of long-term debt	225,833	—
Payments of long-term debt	(115,166)	(5,696)
Proceeds from employee stock purchase plan	181	—
Payments for debt issuance costs	(2,432)	—
Payments of deferred offering costs	—	(270)
Net cash (used in) provided by financing activities	(1,584)	5,034
Net increase in cash	4,125	526
Cash - Beginning of period	3,167	4,244
Cash - End of period	$7,292	$4,770
Supplemental cash-flow information
Interest paid, net of amount capitalized	$1,649	$2,479
Income taxes paid	$10,621	$8,014
Non-cash investing activities
Property and equipment additions in accounts payable and accrued expenses	$467	$193
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
Secondary offering
In the first quarter of Fiscal 2022, the Company completed a secondary offering where certain existing stockholders sold 12,000,000 shares of common stock at a price of $20.50 per share. In November 2021, an additional 626,467 shares of common stock were sold pursuant to the partial exercise of the underwriters' option to purchase additional shares. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.6 million during the six months ended January 31, 2022, which are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
2.    Basis of presentation and recent accounting pronouncements
Basis of presentation
The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP and Article 10 of the Securities and Exchange Commission’s Regulation S-X. These Condensed Consolidated Financial Statements have been prepared on the same basis as the Company's audited annual financial statements and, in the opinion of Management, reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for the fair statement of the Company's financial information for the interim periods presented. These interim results are not necessarily indicative of the results to be expected for the year ending July 31, 2023, for any other interim period or for any future year.
The Condensed Consolidated Statement of Financial Position as of July 31, 2022 was derived from the Company's audited financial statements for the fiscal year ended July 31, 2022, previously filed with the SEC. The Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC Topic 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At January 31, 2023 and July 31, 2022, the Company's ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Condensed Consolidated Statement of Financial Position were $2.3 million and $2.4 million at January 31, 2023 and July 31, 2022, respectively. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for goods under current contracts.
Recently adopted accounting pronouncements
In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued subsequent amendments to the initial guidance. The Company adopted the standard effective August 1, 2022, the first day of Fiscal 2023. The adoption of the standard did not have a material impact on the Condensed Consolidated Financial Statements or the related disclosures.
As previously disclosed in the Annual Report on Form 10-K for the year ended July 31, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method as of the first day of Fiscal 2022. The impact of the adoption of ASC 842 on previously reported interim financial statements during the year ended July 31, 2022, included the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. The adoption of ASC 842 also resulted in reclassifying certain lines within operating activities in the Condensed Consolidated Statement of Cash Flows due to changes in operating assets and liabilities for the related accounts. These changes to previously disclosed amounts conform to the current period presentation.
No other new accounting pronouncements issued or effective as of January 31, 2023 have had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements or the related disclosures.

3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Wholesale - Distributors	61.3%	67.2%	69.0%	67.9%
Wholesale - California direct to trade(a)	19.1	19.8	17.4	18.1
DTC(b)	19.6	13.0	13.6	14.0
Net sales	100.0%	100.0%	100.0%	100.0%
________________________________________________
(a) Includes $0.6 million of sales related to bulk and grape sales for the six months ended January 31, 2023, and $0.5 million and $2.8 million for the three and six months ended January 31, 2022, respectively.
(b) Includes shipping and handling revenue of $0.9 million and $1.0 million for the three and six months ended January 31, 2023, respectively, and $0.4 million and $0.9 million for the three and six months ended January 31, 2022, respectively.
Charges related to credit loss on accounts receivable were immaterial for the three and six months ended January 31, 2023. Recoveries and reductions in the allowance for credit loss were immaterial for the three and six months ended January 31, 2023. As of January 31, 2023 and July 31, 2022, the allowance for credit losses was $0.4 million for both periods.
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
Deferred revenue in the Condensed Consolidated Statements of Financial Position was $3.3 million and $0.3 million at January 31, 2023 and July 31, 2022, respectively. In the three and six months ended January 31, 2023, the Company recognized revenue of $12.1 million and $0.3 million, respectively, which was included in the opening contract liability balance for the corresponding period.
4.    Inventories
Inventories were comprised of the following:

(in thousands)	January 31, 2023	July 31, 2022
Finished goods	$91,142	$108,989
Work in progress	232,227	162,337
Raw materials	3,655	14,104
Inventories	$327,024	$285,430
Inventories are stated at the lower of cost or net realizable value, and are primarily measured on a first-in-first-out basis. The Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. The Company's estimates of net realizable value are based on historical experience as well as Management's judgments with respect to future market conditions. In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. The inventory reserve was $0.4 million and $5.1 million at January 31, 2023 and July 31, 2022, respectively.

The Company capitalizes into inventory depreciation related to property and equipment used in the production of inventory. For the three months ended January 31, 2023 and 2022, the amount capitalized was $5.2 million and $4.0 million, respectively, and $8.6 million and $6.6 million for the six months ended January 31, 2023 and 2022, respectively. The Company also capitalizes total lease costs related to leases used in the production of inventory. For the three months ended January 31, 2023 and 2022, the amount capitalized was $1.1 million and $1.1 million, respectively. For the six months ended January 31, 2023 and 2022, the amount capitalized was $2.2 million and $2.1 million, respectively.
5.    Property and equipment, net
Property and equipment, net was comprised of the following:

(in thousands)	January 31, 2023	July 31, 2022
Land	$136,328	$136,328
Buildings and improvements	70,847	70,813
Machinery and equipment	53,160	52,619
Vineyards and improvements	44,866	44,759
Barrels	37,185	30,067
Total depreciable property and equipment	342,386	334,586
Less: accumulated depreciation and amortization	(77,898)	(70,591)
Total depreciable property and equipment, net	264,488	263,995
Construction in progress	6,729	5,664
Property and equipment, net	$271,217	$269,659
Depreciation expense recognized in selling, general and administrative expenses was $0.5 million and $0.3 million for the three months ended January 31, 2023 and 2022, respectively, and $0.9 million and $0.7 million for the six months ended January 31, 2023 and 2022, respectively. See Note 4 (Inventories) for depreciation expense capitalized into inventory.
Vineyard acquisitions
In the second quarter of Fiscal 2022, the Company completed the purchase of three Napa County, California vineyards and related assets for a total of $14.5 million.

6.    Accrued expenses
Accrued expenses were comprised of the following:

(in thousands)	January 31, 2023	July 31, 2022
Trade spend(a)	$17,477	$15,319
Accrued professional fees	3,903	3,191
Deferred compensation liability(b)	2,879	2,142
Income taxes payable	1,730	387
Bulk wine and other received not invoiced	882	143
Barrel purchases	—	988
Accrued invoices and other accrued expenses	2,200	7,305
Accrued expenses	$29,071	$29,475
_______________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives for meeting specific depletion targets.
(b) The Company intends to use the cash surrender value life insurance policies to partially settle its deferred compensation plan liability. The cash surrender value of the life insurance policies was $2.3 million and $1.8 million at January 31, 2023 and July 31, 2022, respectively, and is included in other long-term assets on the Condensed Consolidated Statements of Financial Position.
7.    Debt
At January 31, 2023, the Company had unused capacity of $425.0 million under the new revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. There were no amounts outstanding on the letter of credit sub-facility or the swingline sub-facility at January 31, 2023.
Included in interest expense in the Condensed Consolidated Statements of Operations is amortization related to debt issuance costs of $0.2 million and $0.4 million for the three months ended January 31, 2023 and 2022, respectively, and of $0.6 million and $0.8 million for the six months ended January 31, 2023 and 2022, respectively.
The Company is subject to the requirements of various financial covenants pursuant to the term loans and revolving line of credit, including a debt to capitalization ratio and a fixed charge coverage ratio as defined in the New Credit Facility. As of January 31, 2023, the Company is in compliance with all covenants.
Amendment to the Original Credit Agreement
Effective August 30, 2022, Mallard Buyer Corp., Selway Wine Company and certain other subsidiaries of The Duckhorn Portfolio, Inc. (collectively, the “Borrowers”) entered into an eighth amendment to the Original Credit Agreement, to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR based interest rate to a Term SOFR based interest rate plus applicable margins defined by the terms of the Original Credit Facility. The transaction did not result in any additional cash proceeds.
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
The New Credit Agreement also includes an unused line fee and contains customary representations and warranties and affirmative and negative covenants for agreements of this type. In addition, the New Credit Agreement requires compliance with the following financial covenants, in each case commencing from fiscal quarter ending January 31, 2023: (i) a debt to capitalization ratio not to exceed 0.55:1.00, measured at the end of each fiscal quarter and (ii) a fixed charge coverage ratio not to be less than 1.15:1.00, measured at the end of each fiscal quarter.
The Company incurred approximately $3.3 million in debt issuance costs, including bank financing fees and third party legal and other professional fees in closing the New Credit Agreement, of which approximately $2.4 million were capitalized in accordance with ASC Topic 470, Debt. The fees associated with the revolving and delayed draw term facilities were capitalized to other long-term assets and the fees associated with the term loan facility were capitalized to long-term debt, net of current maturities and debt issuance costs on the Condensed Consolidated Statement of Position. The capitalized debt issuance costs will be amortized as interest expense over the term of the New Credit Agreement. Other related charges incurred of $0.9 million that were not capitalized during the period are reflected in other (income) expense in the Condensed Consolidated Statement of Operations.
Long-term debt, net was comprised of the following:

(in thousands)	January 31, 2023	July 31, 2022
Revolving line of credit	$—	$110,000
Term loan, first lien	225,832	110,117
Capital expenditure loan(a)	—	5,049
Total debt	225,832	225,166
Less: Current maturities of long-term debt	(9,721)	(9,810)
Total long-term debt	216,111	215,356
Debt issuance costs(b)	(478)	(1,608)
Total long-term debt, net of current maturities and debt issuance costs	$215,633	$213,748
_______________________________________________
(a) The capital expenditure loan under the Original Credit Agreement was replaced as part of the refinancing and execution of the New Credit Agreement. Under the New Credit Facility, the intent of the delayed draw term loan is similar to that of the capital expenditure loan under the Original Credit Agreement. The delayed draw term loan is secured by certain capital expenditures. As of January 31, 2023, the Company has not drawn on the delayed draw term loan.

(b) At January 31, 2023, debt issuance costs are the costs associated with the term loan facility. Debt issuance costs of $3.0 million associated with the revolving credit and delayed draw term loan facilities are recorded in other long-term assets on the Condensed Consolidated Statements of Financial Position. Under the Original Credit Facility, the revolving credit facility debt issuance costs were treated consistently with those of the term debt facilities as the Company did not intend to repay the revolving credit facility in full prior to its maturity.

8.    Derivative instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the financial results and Condensed Consolidated Statements of Financial Position.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company's derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of January 31, 2023 or July 31, 2022. The Company does not enter into derivative instruments for trading or speculative purposes. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.
As of January 31, 2023, the Company held the following interest rate swap agreements, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	0.315%	September 30, 2022	March 23, 2023
$100,000	3.735%	January 4, 2023	November 4, 2027
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	January 31, 2023	July 31, 2022
Derivative instruments not designated as hedging instruments
Interest rate swap contracts	$200,000	$100,000
Foreign currency forward contracts	1,010	2,793
Total derivative instruments not designated as hedging instruments	$201,010	$102,793
Effective September 30, 2022, the Company amended its interest rate swap initially entered into in March 2020 to transition from a LIBOR-based floating rate to a Term SOFR based floating rate. On January 4, 2023, the Company entered into an interest rate swap that partially mitigates the risk to the Company due to potential future Term SOFR movements by trading floating rate payments for fixed rate payments on an applicable notional amount of outstanding variable rate debt.
As discussed in Note 10 (Commitments and contingencies), the Company manages annual barrel purchases by engaging domestic and foreign cooperages to provide specified barrel quantities on agreed delivery dates. Some of these invoices are paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers.

Results of period derivative activity
The estimated fair value and classification of derivative instruments on the accompanying Condensed Consolidated Statements of Financial Position for January 31, 2023 were as follows:

(in thousands)	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contracts	Prepaid expenses and other current assets	$607	Derivative instrument	$1,537
Foreign currency forward contracts	Prepaid expenses and other current assets	89	Other current liabilities	—
Total derivatives not designated as hedging instruments		$696		$1,537
The estimated fair value and classification of derivative instruments on the accompanying Condensed Consolidated Statements of Financial Position for July 31, 2022 were as follows:

(in thousands)	Derivative Assets		Derivative Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contracts	Prepaid expenses and other current assets	$1,443	Derivative instrument	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Other current liabilities	223
Total derivatives not designated as hedging instruments		$1,443		$223
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended January 31,		Six months ended January 31,
(in thousands)	Classification	2023	2022	2023	2022
Interest rate swap contracts	Other expense (income), net	$2,518	$(515)	$2,373	$(962)
Foreign currency forward contracts	Other expense (income), net	(89)	—	(312)	5
Total loss (gain)		$2,429	$(515)	$2,061	$(957)
9.    Fair value measurements
The Company applies a fair value hierarchy pursuant to ASC Topic 820, Fair Value Measurement, which consists of three levels of inputs used to measure fair value:
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
Interest rate swap contracts: The fair value of the Company’s interest rate swap agreements are estimated with the assistance of a third party, using inputs that can be corroborated by observable market data (Level 2 of the fair value hierarchy).
Foreign currency forward contracts: The fair value of the Company’s outstanding foreign currency forward contracts is estimated with the assistance of a third party, using inputs that can be corroborated by observable market data (Level 2 of the fair value hierarchy).
Deferred compensation plan: Contributions to the Company’s deferred compensation plan are managed by a third party administrative agent. The fair value of the total contributed plan assets and liabilities are based on inputs that can be corroborated by observable market data (Level 2 of the fair value hierarchy).
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
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at January 31, 2023, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Interest rate swap contract	$—	$607	$—	$607
Deferred compensation plan asset	—	2,308	—	2,308
Liabilities
Interest rate swap contract	$—	$1,537	$—	$1,537
Deferred compensation liability	—	2,879	—	2,879
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2022, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets
Interest rate swap contracts	$—	$1,443	$—	$1,443
Deferred compensation plan asset	—	1,753	—	1,753
Liabilities
Foreign currency forward contracts	$—	$223	$—	$223
Deferred compensation liability	—	2,142	—	2,142

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
Purchase commitments
The Company enters into commitments to purchase barrels for each harvest, a significant portion of which are settled in Euros. As of July 31, 2022, the Company had $8.8 million in barrel purchase commitments. During the six months ended January 31, 2023, the Company paid the remaining commitments and liabilities associated with the barrel purchases for the 2022 harvest. As of January 31, 2023, the Company does not yet have any commitments for the 2023 harvest. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in the Condensed Consolidated Statements of Operations. See Note 8 (Derivative instruments) for the total notional value and impact on the Condensed Consolidated Financial Statements due to foreign currency forward contracts.
The Company enters into various contracts with third parties for custom crush, storage and mobile bottling services. The costs related to these contracts are recorded in the period the service is provided. The contracts for custom crush services typically have minimums that the Company is required to pay if certain grape volume thresholds are not delivered. The Company does not record these minimums related to service contracts as contingent liabilities on the Condensed Consolidated Statements of Financial Position given the harvest yield size, resulting volumes and qualities of grape deliveries are not known or estimable until harvest, when all related contingencies would be resolved.
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks, and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of January 31, 2023, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of January 31, 2023 and July 31, 2022, no amounts have been accrued related to such indemnification provisions.

11.    Equity-based compensation
2016 Equity Plan
In 2016, the Company adopted the 2016 Equity Plan, which provided profit interest units to certain employees of the Company. In connection with the adoption of the Company's 2021 Plan, the Company will no longer grant additional awards under the 2016 Plan. However, the terms and conditions of the 2016 Plan will continue to govern the previously granted awards, to the extent applicable. The remaining awards vested on August 1, 2022 and were fully expensed as of July 31, 2022. The total fair value of restricted shares that vested during the six months ended January 31, 2023 was $4.9 million.
Restricted shares
The following table represents restricted share activity:

	Performance-based shares	Weighted-average grant-date fair value
Unvested as of July 31, 2022	266,158	$14.23
Granted	—	—
Vested	(266,158)	14.23
Forfeited	—	—
Unvested as of January 31, 2023	—	$—
2021 Equity Incentive Plan
In March 2021, the Company's Board of Directors approved the 2021 Plan, which provides for granting up to 14,003,560 shares of the Company's common stock to employees, officers, and founders. Restricted stock units and stock options are granted to certain employees of the Company, advisors and directors (collectively “grants”). The grants are considered equity awards for purposes of calculating compensation expense and are equity-classified in the Condensed Consolidated Statements of Financial Position.
Stock options
The following table represents the stock option activity:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2022	1,555,610	$17.15	8.7	$3,847
Granted	1,067,979	14.43
Exercised	(2,586)	15.00
Forfeited	(118,237)	16.94
Expired	(39,599)	17.25
Outstanding at January 31, 2023	2,463,167	$15.99	8.8	$3,079

Exercisable as of January 31, 2023	336,673	$17.13	8.2
The Company recognized equity compensation expense related to the 2021 Plan stock options in selling, general and administrative expenses and capitalized a portion into inventories on the Condensed Consolidated Statements of Financial Position, as applicable, due to units vesting over their requisite service periods. Total recognized equity compensation expense related to the 2021 Plan stock options was $0.8 million and $0.5 million for the three months ended January 31, 2023 and 2022, respectively, and $1.3 million and $1.0 million for the six months ended January 31, 2023 and 2022, respectively.
The total unrecognized compensation expense related to the 2021 Plan stock options was $9.5 million as of January 31, 2023, which is expected to be recognized over a weighted-average period of 3.1 years.
The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted in the six months ended January 31, 2023:

Six months ended January 31, 2023
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
Restricted stock units
The following table represents the RSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value per share
Unvested as of July 31, 2022	414,609	$17.32
Granted	382,985	14.56
Vested	(22,333)	20.24
Forfeited	(39,414)	16.94
Unvested as of January 31, 2023	735,847	$15.81
The Company recognized equity compensation expense related to the 2021 Plan RSUs in selling, general and administrative expenses and capitalized a portion into inventories on the Condensed Consolidated Statements of Financial Position, as applicable, due to units vesting over their requisite service periods, of $0.9 million and $0.8 million, respectively, for the three months ended January 31, 2023 and 2022 and $1.6 million and $1.6 million for the six months ended January 31, 2023 and 2022, respectively. The total unrecognized compensation expense related to the 2021 Plan RSUs was $9.4 million as of January 31, 2023, which is expected to be recognized over a weighted-average period of 2.8 years.
Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan, which allows for the issuance of up to a total of 1,250,509 shares of the Company's common stock. An offering period under the Plan began on September 1, 2022 and ended on December 30, 2022. The Company recognized equity compensation expense related to the ESPP in selling, general and administrative expenses and capitalized a portion into inventory, as applicable. For the three and six months ended January 31, 2023, total recognized compensation expense was immaterial and $0.1 million, respectively. There was no unrecognized compensation expense related to the ESPP as of January 31, 2023.

12.    Earnings per share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company's basic and diluted income per share calculation:

	Three months ended January 31,		Six months ended January 31,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator: Net income attributable to The Duckhorn Portfolio, Inc.	$14,917	$17,932	$34,732	$39,205
Denominator:
Weighted average number of shares outstanding for basic per share calculation	115,191,575	115,049,395	115,187,868	115,048,094
Effect of dilutive potential shares(a):
Stock options	—	145,990	—	158,261
Restricted stock awards	136,085	194,117	236,941	184,656
Adjusted weighted average shares outstanding for diluted per share calculation	115,327,660	115,389,502	115,424,809	115,391,011
Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.13	$0.16	$0.30	$0.34
Diluted	$0.13	$0.16	$0.30	$0.34
______________________________________
(a) Calculated using the treasury stock method.

For the three months ended January 31, 2023 and 2022, there were 0.6 million and 0.1 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted EPS because the effect of their inclusion would have been antidilutive under the treasury stock method. For the six months ended January 31, 2023 and 2022, there were 0.5 million and 0.1 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted EPS because the effect of their inclusion would have been antidilutive under the treasury stock method. Refer to Note 11 (Equity-based compensation) for the terms of the awards.
13.    Income taxes
Income tax expense was $5.3 million and $12.4 million, with an effective tax rate of 26.1% and 26.2% for the three and six months ended January 31, 2023, respectively, compared to $6.4 million and $13.8 million, with an effective tax rate of 26.3% and 26.0% for the three and six months ended January 31, 2022, respectively. The effective tax rates for both periods presented were higher than the federal statutory rate of 21% primarily due to the impact of state income taxes.
14.    Subsequent events
Effective February 6, 2023, the Company entered into the First Amendment to the Amended and Restated First Lien Loan and Security Agreement. The changes in the amendment are administrative in nature and do not have a material impact on the Company's outstanding debt or related debt covenants. The amendment did not result in any additional cash proceeds or changes in commitment amounts.

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
We sell our wines to distributors outside California and directly to trade accounts in California, which together comprise our wholesale channel. We also sell directly to consumers through our DTC channel, which includes eight tasting rooms, wine clubs and our multi-winery e-commerce website. Our powerful omni-channel sales model continues to drive strong margins by leveraging long-standing relationships.
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

	Three months ended January 31,		Six months ended January 31,
(in thousands)	2023	2022	2023	2022
Net sales	$103,488	$98,736	$211,659	$202,917
Gross profit	$55,186	$49,477	$109,896	$101,887
Net income attributable to The Duckhorn Portfolio, Inc.	$14,917	$17,932	$34,732	$39,205
Adjusted EBITDA	$38,813	$34,310	$74,478	$72,400
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization, purchase accounting adjustments, transaction expenses, changes in the fair value of derivatives, equity-based compensation and certain other items which are not related to our core operating performance. Adjusted EBITDA is a key performance measure we use in evaluating our operational results. We believe adjusted EBITDA is a helpful measure to provide investors an understanding of how management regularly monitors our core operating performance, as well as how management makes operational and strategic decisions in allocating resources. We believe adjusted EBITDA also provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparison of operations, as it eliminates the effects of certain variations unrelated to our overall performance. See “—Limitations of non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information.
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

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Wholesale - Distributors	61.3%	67.2%	69.0%	67.9%
Wholesale - California direct to trade	19.1%	19.8%	17.4%	18.1%
DTC	19.6%	13.0%	13.6%	14.0%
Total net sales	100.0%	100.0%	100.0%	100.0%
The composition of our net sales, expressed in percentages by channel for the three months ended January 31, 2023, was impacted by a DTC offering shift into the second quarter of Fiscal 2023 compared to the first quarter of Fiscal 2022. In our wholesale business, we strengthened our market position and delivered volume growth during the six months ended January 31, 2023.
Net sales growth contribution
Net sales growth is defined as the percentage increase of net sales in the period compared to the prior year period. Contribution to net sales growth is calculated based on the portion of changes in net sales for a given period that is driven by two factors: changes in sales volume and changes in sales price and mix. Volume contribution presents the percentage increase in cases sold in the current period compared to the prior year period. Price / mix contribution presents net sales growth less volume contribution and reflects that, in addition to changes in sales volume, changes in net sales are primarily attributable to changes in sales price and mix.

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Net sales growth	4.8%	18.0%	4.3%	15.8%
Volume contribution	(0.4)%	24.8%	4.5%	15.3%
Price / mix contribution	5.2%	(6.8)%	(0.2)%	0.5%

Price / mix contribution for the three months ended January 31, 2023 was bolstered by a DTC offering shift into the second quarter of Fiscal 2023 compared to the first quarter of Fiscal 2022, as well as pricing increases in our wholesale channel that supported net sales growth for the quarter versus the prior year period.
For the six months ended January 31, 2023, a relatively neutral price / mix contribution was impacted by the outsized volume growth of the wholesale channel and flat DTC channel performance, while benefiting from pricing increases that supported net sales growth. Despite lapping high growth rates we achieved in the prior year period, our focus on trade account growth was a primary driver of increased volume for the six months ended January 31, 2023. Wholesale performance was largely balanced in the channels, with on-premise slightly outpacing off-premise growth. Generally, on-premise expansion also drives increased sales in our ultra-luxury brands that sell at higher average sales prices and positively impact price / mix contribution.
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
•Continued investment in DTC channel. Engage with our consumers, create brand evangelists and drive adoption across our portfolio through brand-specific tasting rooms, multiple wine clubs and our multi-winery e-commerce website, all of which enable us to cross-sell wines within our portfolio.
•Opportunistic evaluation of strategic acquisitions. Disciplined evaluation of strategic acquisitions when opportunities arise to create stockholder value.
The primary market for our wines is the United States, which represented approximately 94% of our net sales during the six months ended January 31, 2023. Accordingly, our results of operations are primarily dependent on U.S. consumer spending.

Sales channels
Channel mix can affect our performance and results of operations, particularly gross profit and gross profit margin.
•Wholesale channel. Consistent with sales practices in the wine industry, sales to trade accounts in California and to distributors in other states occur below suggested retail price. We work closely with our distributors to increase the volume of our wines and number of products that are sold in their respective territories. In California, where we make sales directly to trade accounts, we benefit from greater control over our sales and higher profit margins by selling directly to retailers in the state. Our wholesale channel constitutes a greater proportion of our net sales than our DTC channel.
•DTC channel. Wines sold through our DTC channel are generally sold at suggested retail prices. DTC channel sales represent important direct connections with our customers. DTC channel sales growth will generally be favorable to price/mix contribution and gross profit margin in periods where that channel constitutes a greater proportion of net sales than in a comparative period.
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
Gross profit
Gross profit is equal to net sales minus cost of sales. Cost of sales includes grape and bulk wine purchase costs. For grapes we grow, cost of sales includes amounts incurred to develop and farm the vineyards we own and lease. Cost of sales also includes all winemaking and processing charges, bottling, packaging, warehousing and shipping and handling. Costs associated with storing and maintaining wines that age longer than one year prior to sale continue to be capitalized until the wine is bottled and available for sale.
As we continue to grow our business in the future, we expect gross profit to increase as our sales grow and as we effectively manage our cost of sales, subject to any future unexpected volatility in the grape and bulk wine markets, increased seasonal labor costs and, to a lesser extent inflationary impact from commodity costs, including dry goods and packaging materials.

Agribusiness
We have developed a diversified sourcing and production model, supported by our eight wineries, world-class, and strategically located Estate vineyards and strong relationships with quality-oriented growers. In addition, our sourcing model includes the purchase of high-quality bulk wine from established suppliers to add a highly flexible element of diversity to our supply model. Generally, over 85% of our total production is sourced from third party growers and, to a significantly lesser extent, the bulk wine market. Our ability to adjust the composition of a particular vintage among our grape and bulk wine sourcing supply channels allows us to tailor inputs based on varying market or seasonal factors, which we believe enables us to produce the highest possible quality wine while optimizing gross profit.
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
Other expenses
Other expenses consist primarily of interest expense we incur on balances outstanding under the terms of our Original Credit Facility and our New Credit Facility, amortization related to debt issuance costs and realized and unrealized gains or losses on our derivative instruments.
Income tax expense
Income tax expense consists of federal and state taxes payable to various federal, state and local tax authorities.
Inventory lifecycle
Grape growing on our estate vineyards
Although generally over 85% of our wine is derived from grapes grown by third party growers and, to a significantly lesser extent, bulk wine we purchase, the remainder is sourced from our Estate vineyards that we own or lease. Once a vineyard reaches consistent yield levels, approximately three to five years after planting, it will generally produce a relatively consistent amount of fruit for approximately 15 to 25 years, at which time blocks of the vineyard will gradually be replanted in stages after a period of lying fallow. The length of time between initial investment and ultimate sale of our Estate wines, coupled with the ongoing investment required to produce quality wine, is not typical of most agricultural industries.

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

	Three months ended January 31,				Six months ended January 31,
(in thousands, except percentages)	2023		2022		2023		2022
Net sales	$103,488	100.0%	$98,736	100.0%	$211,659	100.0%	$202,917	100.0%
Cost of sales	48,302	46.7	49,259	49.9	101,763	48.1	101,030	49.8
Gross profit	55,186	53.3	49,477	50.1	109,896	51.9	101,887	50.2
Selling, general and administrative expenses	29,579	28.6	23,845	24.1	55,318	26.1	47,052	23.1
Income from operations	25,607	24.7	25,632	26.0	54,578	25.8	54,835	27.0
Interest expense	2,684	2.6	1,636	1.7	4,846	2.3	3,242	1.6
Other expense (income), net	2,743	2.6	(338)	(0.3)	2,656	1.3	(1,431)	(0.7)
Total other expenses, net	5,427	5.2	1,298	1.3	7,502	3.5	1,811	0.9
Income before income taxes	20,180	19.5	24,334	24.6	47,076	22.2	53,024	26.1
Income tax expense	5,265	5.1	6,407	6.5	12,352	5.8	13,784	6.8
Net income	14,915	14.4	17,927	18.2	34,724	16.4	39,240	19.3
Less: Net loss (income) attributable to non-controlling interest	2	—	5	—	8	—	(35)	—
Net income attributable to The Duckhorn Portfolio, Inc.	$14,917	14.4%	$17,932	18.2%	$34,732	16.4%	$39,205	19.3%
Comparison of the three and six months ended January 31, 2023 and 2022

Net sales
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Net sales	$103,488	$98,736	$4,752	4.8%	$211,659	$202,917	$8,742	4.3%
Net sales for the three months ended January 31, 2023 increased $4.8 million, or 4.8%, to $103.5 million compared to $98.7 million for the three months ended January 31, 2022. The increase in net sales for the three months ended January 31, 2023 was driven by positive price / mix contribution in our DTC channel sales related to a DTC offering shift to the second quarter of Fiscal 2023 compared to the first quarter of Fiscal 2022, as well as planned pricing increases.
Net sales for the six months ended January 31, 2023 increased $8.7 million, or 4.3%, to $211.7 million compared to $202.9 million for the six months ended January 31, 2022. The increase in net sales for the six months ended January 31, 2023 is primarily driven by volume growth and a neutral price/mix contribution, driven by both volume and mix improvements in the wholesale channel and planned pricing increases.

Cost of sales
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Cost of sales	$48,302	$49,259	$(957)	(1.9)%	$101,763	$101,030	$733	0.7%
Cost of sales decreased by $1.0 million, or 1.9%, to $48.3 million for the three months ended January 31, 2023 compared to $49.3 million for the three months ended January 31, 2022. The decrease in cost of sales for the three months ended January 31, 2023 was primarily driven by favorable brand mix.
Cost of sales increased by $0.7 million, or 0.7%, to $101.8 million for the six months ended January 31, 2023 compared to $101.0 million for the six months ended January 31, 2022. The increase in cost of sales for the six months ended January 31, 2023 was primarily driven by higher sales, partially offset by favorable brand mix.

Gross profit
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Gross profit	$55,186	$49,477	$5,709	11.5%	$109,896	$101,887	$8,009	7.9%
Gross margin	53.3%	50.1%			51.9%	50.2%
Gross profit increased $5.7 million, or 11.5%, to $55.2 million for the three months ended January 31, 2023 compared to $49.5 million for the three months ended January 31, 2022. Gross profit increased $8.0 million, or 7.9%, to $109.9 million for the six months ended January 31, 2023 compared to $101.9 million for the six months ended January 31, 2022. The increases in gross profit and gross margin for the three and six months ended January 31, 2023 were primarily the result of brand and channel mix shifts and pricing increases that were net favorable to gross profit margin.

Operating expenses
Selling, general and administrative expenses
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Selling expenses	$12,355	$10,971	$1,384	12.6%	$25,882	$21,369	$4,513	21.1%
Marketing expenses	2,601	2,887	(286)	(9.9)	4,891	5,059	(168)	(3.3)
General and administrative expenses	14,623	9,987	4,636	46.4	24,545	20,624	3,921	19.0
Total selling, general and administrative expenses	$29,579	$23,845	$5,734	24.0%	$55,318	$47,052	$8,266	17.6%
Selling, general and administrative expenses increased $5.7 million, or 24.0%, to $29.6 million for the three months ended January 31, 2023, compared to $23.8 million for the three months ended January 31, 2022. Selling, general and administrative expenses increased $8.3 million, or 17.6%, to $55.3 million for the six months ended January 31, 2023, compared to $47.1 million for the six months ended January 31, 2022. The increases in selling, general and administrative expenses for the three and six months ended January 31, 2023 were largely attributable to higher professional fees, most of which we incurred in the second quarter. See “—Limitations of non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information on transaction expenses reflected in operating expenses during the period. Selling, general and administrative expenses also reflect higher compensation costs, driven by strategic investments in our workforce to support future sales growth.

Other expenses, net
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Interest expense	2,684	1,636	$1,048	64.1%	$4,846	$3,242	$1,604	49.5%
Other expense (income), net	2,743	(338)	3,081	911.5%	2,656	(1,431)	4,087	285.6%
Total other expenses, net	$5,427	$1,298	$4,129	318.1%	$7,502	$1,811	$5,691	314.2%
Total other expenses, net increased by $4.1 million, to $5.4 million for the three months ended January 31, 2023, compared to $1.3 million for the three months ended January 31, 2022. Total other expenses, net increased by $5.7 million to $7.5 million for the six months ended January 31, 2023 compared to $1.8 million for the six months ended January 31, 2022. The increases in total other expenses, net, for the three and six months ended January 31, 2023 compared to the prior year periods were driven by higher interest expense as a result of unfavorable interest rate movements on our variable-rate debt, greater unfavorable fair value adjustments on our interest rate swap agreements and debt issuance costs incurred in connection with our New Credit Facility. See Note 7 (Debt) and Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.
Limitations of non-GAAP financial measures and adjusted EBITDA reconciliation
Adjusted EBITDA has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations include:
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
For comparative periods presented, our primary operational drivers of adjusted EBITDA have been strong, sustained sales growth in our wholesale channel and stable, modestly higher DTC channel performance, management of our cost of sales through our diversified supply planning strategy and discipline over selling, general and administrative expenses relative to our sales growth.

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc.:

	Three months ended January 31,		Six months ended January 31,
(in thousands)	2023	2022	2023	2022
Net income attributable to The Duckhorn Portfolio, Inc.	$14,917	$17,932	$34,732	$39,205
Interest expense	2,684	1,636	4,846	3,242
Income tax expense	5,265	6,407	12,352	13,784
Depreciation and amortization expense(a)	7,533	6,280	13,290	11,109
EBITDA	30,399	32,255	65,220	67,340
Purchase accounting adjustments(a)	65	99	107	292
Transaction expenses(b)	3,596	1,024	3,653	2,770
Change in fair value of derivatives(c)	2,429	(515)	2,061	(957)
Equity-based compensation(d)	1,564	1,416	2,572	2,875
Debt refinancing costs(e)	760	—	865	—
Wildfire costs	—	31	—	80
Adjusted EBITDA	$38,813	$34,310	$74,478	$72,400
________________________________________________
(a) Purchase accounting adjustments relate to the impacts of business combination accounting for our acquisition by TSG, and certain other transactions consummated prior to Fiscal 2021, which resulted in fair value adjustments to inventory and long-lived assets. Purchase accounting adjustments in depreciation and amortization expense include amortization of intangible assets of $1.9 million for the three months ended January 31, 2023 and 2022, and $3.8 million for the six months ended January 31, 2023 and 2022.
(b) Transaction expenses include legal services, professional fees and other due diligence expenses for all periods presented. Transaction expenses for the three and six months ended January 31, 2022 also include the secondary offering completed in October 2021.
(c) See Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.
(d) See Note 11 (Equity-based compensation) to our Condensed Consolidated Financial Statements for additional information.
(e) See Note 7 (Debt) to our Condensed Consolidated Financial Statements for additional information.

Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our New Credit Facility. As of January 31, 2023, we had $7.3 million in cash and $425.0 million in undrawn capacity on our revolving line of credit, subject to the terms of our New Credit Facility.
Due to the seasonal nature of our operations, our cash needs are generally greatest during harvest, a period which can span from August to November based on agricultural conditions and other factors outside our control. We believe that our expected operating cash flows, cash on hand and borrowing capacity on our revolving line of credit will be adequate to meet our cash needs for the next 12 months. However, changes in our business growth plan, planned capital expenditures or to an ever-changing and highly competitive industry landscape may result in changes to our cash requirements.
Material Cash Requirements
Beyond the next 12 months, we expect cash flows generated from operations, in addition to our New Credit Facility, will be our primary sources of liquidity. Based on our current operating performance, we believe these sources will be adequate to meet the cash requirements necessary to meet our future business growth plans and contractual obligations. Our liquidity needs generally include expected working capital requirements, planned capital expenditures, operating lease payments, estimated tax liabilities and principal and interest payments contractually due pursuant to the terms of our New Credit Facility.
For the 2022 harvest, we contracted for grapes at a total cost of approximately $71.0 million in Fiscal 2023. Additionally, we have purchase obligations, including for inventory and various contracts with third parties for custom crush, storage and mobile bottling services. See Note 10 (Commitments and contingencies) to our Condensed Consolidated Financial Statements for further information on other commitments.
We have approximately $23.7 million in scheduled principal payments and related interest payments due over the next 12 months and approximately $263.2 million of principal payments and related interest payments due thereafter until our New Credit Facility matures on November 4, 2027. The calculated interest payment amounts use actual rates available as of January 2023 and assume these rates for all future interest payments on the outstanding New Credit Facility, exclusive of any future impact from our interest rate swap agreements. See “—Capital resources”, where our New Credit Facility is described in greater detail. Our future minimum operating lease payments due within the next 12 months total approximately $4.2 million with $20.4 million due in the following years. See our Condensed Consolidated Financial Statements for further information on our operating leases.
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

Cash flows
The following table presents the major components of net cash flows.

	Six months ended January 31,
(in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$18,097	$18,828
Investing activities	(12,388)	(23,336)
Financing activities	(1,584)	5,034
Net increase in cash	$4,125	$526
Comparison of the six months ended January 31, 2023 and 2022
Operating activities
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
For the six months ended January 31, 2023, net cash provided by operating activities was $18.1 million compared to $18.8 million for the six months ended January 31, 2022, a decrease of $0.7 million. The decrease in cash provided by operating activities was primarily driven by the following factors:
•Increases in inventory for the six months ended January 31, 2023 due to timing impacts in bulk and bottled wine supply management to support increases in demand resulted in a decrease to operating cash flow of $11.3 million;
•Changes in accounts payable and accrued expenses increased operating cash flows $2.9 million due primarily to timing of invoice accruals and payments, predominately related to grape grower purchases during the annual harvest period;
•Deferred revenues increased operating cash flows by $6.0 million primarily due to an offering shift for wines sold through our DTC channel; and
•Other current and long-term liabilities increased operating cash flows by $2.4 million primarily related to an increase in accrued interest.
Investing activities
For the six months ended January 31, 2023, net cash used in investing activities related to capital expenditures of $12.4 million compared to $23.3 million for the six months ended January 31, 2022. For the six months ended January 31, 2022, we completed the purchase of three Napa County, California vineyards and related assets for a total of $14.5 million. From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions to support our growth. Any such transactions may require us to make additional investments and capital expenditures in the future.

Financing activities
For the six months ended January 31, 2023, net cash used in financing activities was $1.6 million as compared to cash provided by financing activities of $5.0 million for the six months ended January 31, 2022. For the six months ended January 31, 2023, net cash used in financing activities primarily resulted from our New Credit Facility, including the issuance of new long-term debt of $225.8 million and borrowings under our line of credit of $9.0 million, partially offset by the payments under our line of credit of $119.0 million, payments of long-term debt of $115.2 million and payments of debt issuance costs of $2.4 million. For the six months ended January 31, 2022, net cash used in financing activities primarily included payments under our line of credit of $52.0 million and payments of long-term debt of $5.7 million, partially offset by borrowings under our line of credit of $63.0 million.
Capital resources
Original Credit Facility
On October 14, 2016, Mallard Buyer Corp, Selway Wine Company and certain other subsidiaries of The Duckhorn Portfolio, Inc. (collectively, the “Borrowers”) entered into the Original Credit Facility with a syndicated group of lenders. The Original Credit Facility provided a combination of term and revolving line of credit features. The term and revolving line of credit borrowings have variable interest rates, based primarily on Term SOFR based rate plus an applicable margin as defined in the Original Credit Agreement. Interest was paid monthly or quarterly based on loan type. Our debt was collateralized by substantially all of our cash, trade accounts receivable, real and personal property. Pursuant to the terms and conditions of the Original Credit Agreement, we issued the instruments discussed below.
Eighth Amendment to the First Lien Loan and Security Agreement
On August 30, 2022, the Borrowers entered into an eighth amendment to the First Lien Loan and Security Agreement to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR-based interest rate to a Term SOFR-based interest rate. The transaction did not result in any additional cash proceeds.
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
We incurred approximately $3.3 million in debt issuance costs, including bank financing fees and third party legal and other professional fees in closing the New Credit Agreement, of which approximately $2.4 million was capitalized in accordance with ASC Topic 470, Debt. The capitalized debt issuance costs will be amortized as interest expense over the term of the New Credit Agreement. Remaining debt issuance costs incurred of $0.9 million were expensed and recorded to other (income) expense in the Condensed Consolidated Statement of Operations.
The instruments described below include the impacts of the New Credit Facility.
Revolving Line of Credit — The revolving line of credit allows the Borrowers to draw amounts up to $425.0 million, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. The revolving line of credit matures on November 4, 2027. The interest rate ranged from Term SOFR plus 100 basis points to Term SOFR plus 150 basis points depending on the average availability of the revolving line of credit. The amount available to borrow on the revolving line of credit is subject to a monthly borrowing base calculation, based primarily on the Company’s inventory and accounts receivable balances.

Term Loans — The term loan facility in the New Credit Agreement replaces the $135.0 million term loan tranche one facility, $25.0 million term loan tranche two facility and $25.0 million capital expenditure facility under the Original Credit Agreement. The term loan facility provides an aggregate principle amount equal to $225.8 million, with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The term loan has an interest rate of Term SOFR plus a 10 to 15 basis points credit spread adjustment and a 1.625% loan margin.
Delayed Draw Term Loan — The delayed draw term loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The $25.0 million is fully available and undrawn, and has an interest rate of Term SOFR plus a 10 to 15 basis points credit spread adjustment and a 1.625% loan margin.
As of January 31, 2023, there were no outstanding draws on the revolving line of credit, nor on the delayed draw term loan. The outstanding principal balance was $225.8 million for the term loan as of January 31, 2023.
The New Credit Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of January 31, 2023, we are in compliance with all covenants. See Note 7 (Debt) to our Condensed Consolidated Financial Statements for additional information.
First Amendment to the Amended and Restated First Lien Loan and Security Agreement
Effective February 6, 2023, the Company entered into the First Amendment to the Amended and Restated First Lien Loan and Security Agreement. The changes in the amendment are administrative in nature and do not have a material impact on the Company's outstanding debt or related debt covenants. The amendment did not result in any additional cash proceeds or changes in commitment amounts.
Off-balance sheet arrangements
As of January 31, 2023, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
There have been no material changes in our critical accounting policies during the six months ended January 31, 2023, as compared to those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for Fiscal 2022.
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
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon a Term SOFR based rate plus applicable margins or predetermined alternative rates, as applicable, pursuant to the terms of our New Credit Facility. As of January 31, 2023, our outstanding borrowings at variable interest rates totaled $225.8 million. An increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.2 million increase in interest expense on an annualized basis and could have a material effect on our results of operation or financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into interest rate swaps in March 2020 (subsequently amended in September 2022) and January 2023. See Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information on our interest rate swap agreements.
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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The maximum term for the Company's outstanding foreign exchange forward contracts was twelve months as of January 31, 2023. See Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of January 31, 2023.
Commodity prices
The primary commodity in our product is grapes, and generally more than 85% of our input grapes are sourced from third party suppliers in the form of grapes or bulk wine. For these purchased grapes and bulk wine, prices are subject to many factors beyond our control, such as the yields of various grape varietals in different geographies, the annual demand for these grapes and the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence. Our grape and bulk wine supply mix varies from year to year between pre-contracted purchases and spot purchases; the variation from year to year is based on market conditions and sales demands. We do not engage in commodity hedging on our forecasted purchases of grapes and bulk wine. We continue to diversify our sources of supply and look to changes annually to our product lines to optimize the grapes available each harvest year.

Other raw materials we source include glass, corks and wine additives. We currently source these materials from multiple vendors. We continue to negotiate prices with these suppliers on an annual basis, conducting a competitive bidding process for all raw materials to leverage our volume in lowering the input costs of production. We do not engage in forward, future or other derivative hedging activities to attempt to manage future price volatility of raw materials or other production-related inputs. As a result, some of these prices change over time, and future changes to commodity prices, raw materials or other significant inputs in our wine production could have a material impact to our future results of operations.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended January 31, 2023.
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

PART II
Item 1. Legal proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. Legal expenses associated with loss contingencies are accrued if reasonably estimable and the related matter is probable of causing the Company to incur expenses or other losses based on future contingent events in accordance with the Company's policies, otherwise legal expenses are expensed as incurred. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or, taken together with other matters, have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk factors
For a discussion of our potential risks and uncertainties, please see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2022. There have been no material changes since our previous 10-K filing.

Item 6. Exhibits

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
3.1	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	8-K	March 22, 2021	3.1	001-40240
3.2	Amended and Restated Bylaws of The Duckhorn Portfolio, Inc.	8-K	March 22, 2021	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 10, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, entered into by and among Mallard Buyer Corp., Selway Wine Company, each subsidiary of The Duckhorn Portfolio, Inc. party thereto, Bank of the West, as Administrative Agent and Collateral Agent, and the other lenders party thereto	8-K	November 4, 2022	10.1	001-40240
10.2*	First Amendment To Amended and Restated First Lien Loan and Security Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: March 8, 2023	By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 8, 2023	By:	/s/ Lori Beaudoin
Lori Beaudoin
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)