Form 10-Q
period 2023-04-30
Duckhorn Portfolio, Inc.
filed 2023-06-08
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023

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

The registrant had outstanding 115,293,780 shares of common stock, $0.01 par value per share, as of June 1, 2023.

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
•“ASC” refers to the Accounting Standards Codification.
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
•“New Credit Facility” and “New Credit Agreement” refer to the Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022 (as amended by Amendment No. 1, dated February 6, 2023, and as amended by Amendment No. 2, dated May 2, 2023), by and among the Company, the borrowers named therein, the lenders named therein and the Bank of the West, as administrative agent and collateral agent.
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

PART I
Item 1. Financial Statements

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position (Unaudited, in thousands, except share and per share data)

	April 30, 2023	July 31, 2022
ASSETS
Current assets:
Cash	$36,077	$3,167
Accounts receivable trade, net	43,274	37,026
Inventories	327,313	285,430
Prepaid expenses and other current assets	10,929	13,898
Total current assets	417,593	339,521
Long-term assets
Property and equipment, net	267,474	269,659
Operating lease right-of-use assets	20,875	23,375
Intangible assets, net	186,116	191,786
Goodwill	425,209	425,209
Other long-term assets	5,286	1,963
Total long-term assets	904,960	911,992
Total assets	$1,322,553	$1,251,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,914	$3,382
Accrued expenses	31,909	29,475
Accrued compensation	12,063	12,893
Deferred revenue	13,156	272
Current operating lease liabilities	3,647	3,498
Current maturities of long-term debt	9,721	9,810
Other current liabilities	3,214	672
Total current liabilities	76,624	60,002
Long-term liabilities
Revolving line of credit, net	—	108,674
Long-term debt, net of current maturities and debt issuance costs	213,158	105,074
Operating lease liabilities	17,117	19,732
Deferred income taxes	90,483	90,483
Other long-term liabilities	2,217	387
Total long-term liabilities	322,975	324,350
Total liabilities	399,599	384,352
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 115,293,780 issued and outstanding at April 30, 2023 and 115,184,161 issued and outstanding at July 31, 2022	1,153	1,152
Additional paid-in capital	735,871	731,597
Retained earnings	185,353	133,824
Total The Duckhorn Portfolio, Inc. stockholders' equity	922,377	866,573
Non-controlling interest	577	588
Total stockholders' equity	922,954	867,161
Total liabilities and stockholders' equity	$1,322,553	$1,251,513
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (Unaudited, in thousands, except share and per share data)

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Net sales (net of excise taxes of $1,126, $1,072, $4,179 and $4,056, respectively)	$91,242	$91,584	$302,901	$294,501
Cost of sales	40,731	47,622	142,494	148,652
Gross profit	50,511	43,962	160,407	145,849

Selling, general and administrative expenses	23,989	23,126	79,307	70,178
Income from operations	26,522	20,836	81,100	75,671

Interest expense	2,993	1,618	7,839	4,860
Other expense (income), net	729	(1,046)	3,385	(2,477)
Total other expenses, net	3,722	572	11,224	2,383
Income before income taxes	22,800	20,264	69,876	73,288
Income tax expense	6,006	4,699	18,358	18,483
Net income	16,794	15,565	51,518	54,805
Less: Net loss (income) attributable to non-controlling interest	3	—	11	(35)
Net income attributable to The Duckhorn Portfolio, Inc.	$16,797	$15,565	$51,529	$54,770

Net income per share of common stock:
Basic	$0.15	$0.14	$0.45	$0.48
Diluted	$0.15	$0.14	$0.45	$0.47

Weighted average shares of common stock outstanding:
Basic	115,255,671	115,115,850	115,209,972	115,070,183
Diluted	115,367,455	115,281,724	115,425,034	115,347,808

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited, in thousands, expect share data)

	Three months ended April 30,
	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders' equity	Non-controlling interest	Total stockholders' equity
	Shares	Amount
Balances at January 31, 2023	115,219,396	$1,152	$734,763	$168,556	$904,471	$580	$905,051
Net income (loss)	—	—	—	16,797	16,797	(3)	16,794
Issuance of common stock under equity incentive plans	116,474	1	—	—	1	—	1
Equity-based compensation (Note 11)	—	—	1,756	—	1,756	—	1,756
Taxes paid related to net share settlement of equity awards	(42,090)	—	(648)	—	(648)	—	(648)
Balances at April 30, 2023	115,293,780	$1,153	$735,871	$185,353	$922,377	$577	$922,954

Balances at January 31, 2022	115,065,210	$1,151	$729,508	$112,839	$843,498	$586	$844,084
Net income	—	—	—	15,565	15,565	—	15,565
Issuance of common stock under equity incentive plans	154,273	2	(2)	—	—	—	—
Equity-based compensation (Note 11)	—	—	1,365	—	1,365	—	1,365
Taxes paid related to net share settlement of equity awards	(51,720)	(1)	(838)	—	(839)	—	(839)
Balances at April 30, 2022	115,167,763	$1,152	$730,033	$128,404	$859,589	$586	$860,175

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited, in thousands, except share data)

	Nine months ended April 30,
	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders' equity	Non-controlling interest	Total stockholders' equity
	Shares	Amount
Balances at July 31, 2022	115,184,161	$1,152	$731,597	$133,824	$866,573	$588	$867,161
Net income (loss)	—	—	—	51,529	51,529	(11)	51,518
Issuance of common stock under equity incentive plans	138,839	1	—	—	1	—	1
Issuance of employee stock purchase plan	12,870	—	181	—	181	—	181
Equity-based compensation (Note 11)	—	—	4,741	—	4,741	—	4,741
Taxes paid related to net share settlement of equity awards	(42,090)	—	(648)	—	(648)	—	(648)
Balances at April 30, 2023	115,293,780	$1,153	$735,871	$185,353	$922,377	$577	$922,954

Balances at July 31, 2021	115,046,793	$1,150	$726,903	$73,634	$801,687	$551	$802,238
Net income	—	—	—	54,770	54,770	35	54,805
Issuance of common stock under equity incentive plans	172,690	3	(2)	—	1	—	1
Equity-based compensation (Note 11)	—	—	4,240	—	4,240	—	4,240
Taxes paid related to net share settlement of equity awards	(51,720)	(1)	(838)	—	(839)	—	(839)
Initial public offering, net of issuance costs	—	—	(270)	—	(270)	—	(270)
Balances at April 30, 2022	115,167,763	$1,152	$730,033	$128,404	$859,589	$586	$860,175

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)

	Nine months ended April 30,
	2023	2022
Cash flows from operating activities
Net income	$51,518	$54,805
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,528	17,345
Loss on disposal of assets	75	12
Change in fair value of derivatives	2,943	(1,947)
Amortization of debt issuance costs	774	1,206
Equity-based compensation	4,741	4,240
Change in operating assets and liabilities:
Accounts receivable trade, net	(6,248)	(5,851)
Inventories	(39,278)	(24,340)
Prepaid expenses and other current assets	1,633	1,767
Other long-term assets	(508)	(46)
Accounts payable	(352)	1,535
Accrued expenses	3,681	4,550
Accrued compensation	(831)	(5,820)
Deferred revenue	12,884	425
Other current and long-term liabilities	193	(26)
Net cash provided by operating activities	51,753	47,855
Cash flows from investing activities
Purchases of property and equipment, net of sales proceeds	(14,111)	(24,798)
Net cash used in investing activities	(14,111)	(24,798)
Cash flows from financing activities
Payments under line of credit	(119,000)	(77,000)
Borrowings under line of credit	9,000	68,000
Issuance of long-term debt	225,833	—
Payments of long-term debt	(117,666)	(8,538)
Taxes paid related to net share settlement of equity awards	(648)	(839)
Proceeds from employee stock purchase plan	181	—
Payments for debt issuance costs	(2,432)	—
Payments of deferred offering costs	—	(270)
Net cash used in financing activities	(4,732)	(18,647)
Net increase in cash	32,910	4,410
Cash - Beginning of period	3,167	4,244
Cash - End of period	$36,077	$8,654
Supplemental cash flow information
Interest paid, net of amount capitalized	$4,421	$3,726
Income taxes paid	$10,921	$13,923
Non-cash investing activities
Property and equipment additions in accounts payable and accrued expenses	$332	$507
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Description of business
The Duckhorn Portfolio, Inc. and its subsidiaries (the “Company” or “Management”) headquartered in St. Helena, CA, produce luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
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
Secondary offerings
In April 2023, the Company completed a secondary offering where certain existing stockholders sold 6,000,000 shares of common stock at a price of $15.35 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.4 million during the three and nine months ended April 30, 2023, which are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
In the first quarter of Fiscal 2022, the Company completed a secondary offering where certain existing stockholders sold 12,000,000 shares of common stock at a price of $20.50 per share. In November 2021, an additional 626,467 shares of common stock were sold pursuant to the partial exercise of the underwriters' option to purchase additional shares. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.6 million during the nine months ended April 30, 2022, which are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

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
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with ASC Topic 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At April 30, 2023 and July 31, 2022, the Company's ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Condensed Consolidated Statement of Financial Position were $2.3 million and $2.4 million at April 30, 2023 and July 31, 2022, respectively. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for goods under current contracts.

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
No other new accounting pronouncements issued or effective as of April 30, 2023 have had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements or the related disclosures.
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Wholesale - Distributors	68.6%	62.0%	68.9%	66.0%
Wholesale - California direct to trade(a)	17.5	16.6	17.4	17.6
DTC(b)	13.9	21.4	13.7	16.4
Net sales	100.0%	100.0%	100.0%	100.0%
_______________________________________________
(a) Includes $0.7 million of sales related to bulk and grape sales for the nine months ended April 30, 2023, and $0.1 million and $2.9 million for the three and nine months ended April 30, 2022, respectively.
(b) Includes shipping and handling revenue of $0.3 million and $1.4 million for the three and nine months ended April 30, 2023, respectively, and $1.0 million and $2.0 million for the three and nine months ended April 30, 2022, respectively.
Charges related to credit loss on accounts receivable were immaterial for the three and nine months ended April 30, 2023. Recoveries and reductions in the allowance for credit loss were immaterial for the three and nine months ended April 30, 2023. As of April 30, 2023 and July 31, 2022, the allowance for credit losses was $0.4 million for both periods.
Contract balances
When the Company receives payment from a customer, prior to meeting the performance obligation under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company’s deferred revenue is primarily comprised of cash collected from wines sold through our DTC channels ahead of the wine shipment date. The Company does not recognize revenue until control of the wine is transferred and the performance obligation is met.
Deferred revenue in the Condensed Consolidated Statements of Financial Position was $13.2 million and $0.3 million at April 30, 2023 and July 31, 2022, respectively. In the three and nine months ended April 30, 2023, the Company recognized revenue of $3.2 million and $0.3 million, respectively, which was included in the opening contract liability balance for the corresponding period.

4.    Inventories
Inventories were comprised of the following:

(in thousands)	April 30, 2023	July 31, 2022
Finished goods	$105,015	$108,989
Work in progress	214,048	162,337
Raw materials	8,250	14,104
Inventories	$327,313	$285,430
Inventories are stated at the lower of cost or net realizable value, and are primarily measured on a first-in-first-out basis. The Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. The Company's estimates of net realizable value are based on historical experience as well as Management's judgments with respect to future market conditions. In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. The inventory reserve was $0.1 million and $5.1 million at April 30, 2023 and July 31, 2022, respectively.
The Company capitalizes into inventory depreciation related to property and equipment used in the production of inventory. For the three months ended April 30, 2023 and 2022, the amount capitalized was $4.9 million and $4.0 million, respectively, and $13.5 million and $10.6 million for the nine months ended April 30, 2023 and 2022, respectively. The Company also capitalizes total lease costs related to leases used in the production of inventory. For the three months ended April 30, 2023 and 2022, the amount capitalized was $1.2 million and $1.0 million, respectively. For the nine months ended April 30, 2023 and 2022, the amount capitalized was $3.4 million and $3.2 million, respectively.
5.    Property and equipment, net
Property and equipment, net was comprised of the following:

(in thousands)	April 30, 2023	July 31, 2022
Land	$136,328	$136,328
Buildings and improvements	70,861	70,813
Machinery and equipment	53,864	52,619
Vineyards and improvements	44,866	44,759
Barrels	37,155	30,067
Construction in progress	7,600	5,664
Property and equipment, gross	350,674	340,250
Less: accumulated depreciation and amortization	(83,200)	(70,591)
Property and equipment, net	$267,474	$269,659
Depreciation expense recognized in selling, general and administrative expenses was $0.4 million and $0.3 million for the three months ended April 30, 2023 and 2022, respectively, and $1.3 million and $1.0 million for the nine months ended April 30, 2023 and 2022, respectively. See Note 4 (Inventories) for depreciation expense capitalized into inventory.
Vineyard acquisitions
In the second quarter of Fiscal 2022, the Company completed the purchase of three Napa County, California vineyards and related assets for a total of $14.5 million.

6.    Accrued expenses
Accrued expenses were comprised of the following:

(in thousands)	April 30, 2023	July 31, 2022
Trade spend(a)	$14,964	$15,319
Income taxes payable(b)	7,375	387
Deferred compensation liability(c)	2,920	2,142
Accrued professional fees	774	3,191
Accrued invoices and other accrued expenses	5,876	8,436
Accrued expenses	$31,909	$29,475
_______________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives.
(b) Effective March 2023, the IRS postponed certain tax filings and payment deadlines, until October 2023, in areas designated with eligible Federal Emergency Management Agency declarations. During the three months ended April 30, 2023, the Company deferred federal and state tax payments and expects to pay the deferred amount in the first fiscal quarter of 2024.
(c) The Company intends to use the cash surrender value life insurance policies to partially settle its deferred compensation plan liability. The cash surrender value of the life insurance policies were $2.3 million and $1.8 million at April 30, 2023 and July 31, 2022, respectively, and are included in other long-term assets on the Condensed Consolidated Statements of Financial Position.
7.    Debt
At April 30, 2023, the Company had unused capacity of $425.0 million under the new revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. There were no amounts outstanding on the letter of credit sub-facility or the swingline sub-facility at April 30, 2023.
Included in interest expense in the Condensed Consolidated Statements of Operations is amortization related to debt issuance costs of $0.2 million and $0.4 million for the three months ended April 30, 2023 and 2022, respectively, and of $0.8 million and $1.2 million for the nine months ended April 30, 2023 and 2022, respectively.
The Company is subject to the requirements of various financial covenants pursuant to the term loans and revolving line of credit, including a debt to capitalization ratio and a fixed charge coverage ratio as defined in the New Credit Facility. As of April 30, 2023, the Company is in compliance with all covenants.
Amendment to the Original Credit Agreement
Effective August 30, 2022, Mallard Buyer Corp., Selway Wine Company and certain other subsidiaries of The Duckhorn Portfolio, Inc. (collectively, the “Borrowers”) entered into Amendment No. 8 to the Original Credit Agreement, to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR based interest rate to a Term SOFR based interest rate plus applicable margins defined by the terms of the Original Credit Facility. The transaction did not result in any additional cash proceeds.
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
The Company incurred approximately $3.3 million in debt issuance costs, including bank financing fees and third party legal and other professional fees in closing the New Credit Agreement, of which approximately $2.4 million were capitalized in accordance with ASC Topic 470, Debt. The fees associated with the revolving and delayed draw term facilities were capitalized to other long-term assets and the fees associated with the term loan facility were capitalized to long-term debt, net of current maturities and debt issuance costs on the Condensed Consolidated Statement of Position. The capitalized debt issuance costs are amortized as interest expense over the term of the New Credit Agreement. Other related charges incurred of $0.9 million that were not capitalized during the period are reflected in other (income) expense in the Condensed Consolidated Statement of Operations.
Amendment to the New Credit Agreement
Effective February 6, 2023, the Company entered into Amendment No. 1 to the Amended and Restated First Lien Loan and Security Agreement. The changes in the amendment are administrative in nature and did not impact the Company's outstanding debt or related debt covenants. The amendment did not result in any additional cash proceeds or changes in commitment amounts.
Long-term debt, net was comprised of the following:

(in thousands)	April 30, 2023	July 31, 2022
Revolving line of credit	$—	$110,000
Term loan, first lien	223,332	110,117
Capital expenditure loan(a)	—	5,049
Total debt	223,332	225,166
Less: Current maturities of long-term debt	(9,721)	(9,810)
Total long-term debt	213,611	215,356
Debt issuance costs(b)	(453)	(1,608)
Total long-term debt, net of current maturities and debt issuance costs	$213,158	$213,748
_________________________________________________________
(a)     The capital expenditure loan under the Original Credit Agreement was replaced as part of the refinancing and execution of the New Credit Agreement. As of April 30, 2023, the Company has not drawn on the delayed draw term loan under the New Credit Agreement.
(b)     At April 30, 2023, debt issuance costs are the costs associated with the term loan facility. Debt issuance costs of $2.8 million associated with the revolving credit and delayed draw term loan facilities are recorded in other long-term assets on the Condensed Consolidated Statements of Financial Position. Under the Original Credit Facility, the revolving credit facility debt issuance costs were treated consistently with those of the term debt facilities as the Company did not intend to repay the revolving credit facility in full prior to its maturity.

8.    Derivative instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the financial results and Condensed Consolidated Statements of Financial Position.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company's derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of April 30, 2023 or July 31, 2022. The Company does not enter into derivative instruments for trading or speculative purposes. The Company's accounting policies do not apply hedge accounting treatment to derivative instruments.
As of April 30, 2023, the Company held the following interest rate swap agreement, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	3.735%	January 4, 2023	November 4, 2027
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	April 30, 2023	July 31, 2022
Derivative instruments not designated as hedging instruments
Interest rate swap contract	$100,000	$100,000
Foreign currency forward contracts	5,610	2,793
Total derivative instruments not designated as hedging instruments	$105,610	$102,793
Effective September 30, 2022, the Company amended its interest rate swap initially entered into in March 2020, which expired on March 23, 2023, to transition from a LIBOR-based floating rate to a Term SOFR based floating rate. On January 4, 2023, the Company entered into an interest rate swap that partially mitigates the risk to the Company due to potential future Term SOFR movements by trading floating rate payments for fixed rate payments on an applicable notional amount of outstanding variable rate debt.
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

Results of period derivative activity
The estimated fair value and classification of derivative instruments on the accompanying Condensed Consolidated Statements of Financial Position for April 30, 2023 were as follows:

	Derivative Assets		Derivative Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contract	Prepaid expenses and other current assets	$—	Other long-term liabilities	$1,830
Foreign currency forward contracts	Prepaid expenses and other current assets	107	Other current liabilities	—
Total derivatives not designated as hedging instruments		$107		$1,830
The estimated fair value and classification of derivative instruments on the accompanying Condensed Consolidated Statements of Financial Position for July 31, 2022 were as follows:

	Derivative Assets		Derivative Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contracts	Prepaid expenses and other current assets	$1,443	Other long-term liabilities	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Other current liabilities	223
Total derivatives not designated as hedging instruments		$1,443		$223
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended April 30,		Nine months ended April 30,
(in thousands)	Classification	2023	2022	2023	2022
Interest rate swap contracts	Other expense (income), net	$900	$(1,117)	$3,273	$(2,079)
Foreign currency forward contracts	Other expense (income), net	(18)	127	(330)	132
Total loss (gain)		$882	$(990)	$2,943	$(1,947)
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
Foreign currency forward contracts: The fair value of the Company’s outstanding foreign currency forward contracts are estimated with the assistance of a third party, using inputs that can be corroborated by observable market data (Level 2 of the fair value hierarchy).
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
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at April 30, 2023, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency forward contracts	$—	$107	$—
Deferred compensation plan asset	$—	$2,262	$—
Liabilities
Interest rate swap contract	$—	$1,830	$—
Deferred compensation liability	$—	$2,920	$—
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2022, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Interest rate swap contracts	$—	$1,443	$—
Deferred compensation plan asset	$—	$1,753	$—
Liabilities
Foreign currency forward contracts	$—	$223	$—
Deferred compensation liability	$—	$2,142	$—

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
Purchase commitments
The Company enters into commitments to purchase barrels for each harvest, a significant portion of which are settled in Euros. As of July 31, 2022, the Company had $8.8 million in barrel purchase commitments. During the nine months ended April 30, 2023, the Company paid the remaining commitments and liabilities associated with the barrel purchases for the 2022 harvest. As of April 30, 2023, the Company has entered into barrel purchase commitments of approximately $10.3 million for the 2023 harvest. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in the Condensed Consolidated Statements of Operations. See Note 8 (Derivative instruments) for the total notional value and impact on the Condensed Consolidated Financial Statements due to foreign currency forward contracts.
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
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of April 30, 2023 and July 31, 2022, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of April 30, 2023 and July 31, 2022, no amounts have been accrued related to such indemnification provisions.

11.    Equity-based compensation
2016 Equity Plan
In 2016, the Company adopted the 2016 Equity Plan, which provided profit interest units to certain employees of the Company. In connection with the adoption of the Company's 2021 Plan, the Company will no longer grant additional awards under the 2016 Plan. However, the terms and conditions of the 2016 Plan will continue to govern the previously granted awards, to the extent applicable. The remaining awards vested on August 1, 2022 and were fully expensed as of July 31, 2022. The total fair value of restricted shares that vested during the nine months ended April 30, 2023 was $4.9 million.
Restricted shares
The following table represents restricted share activity:

	Performance-based shares	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2022	266,158	$14.23
Granted	—	—
Vested	(266,158)	14.23
Forfeited	—	—
Unvested as of April 30, 2023	—	$—
2021 Equity Incentive Plan
In March 2021, the Company's Board of Directors approved the 2021 Plan, which provides for granting up to 14,003,560 shares of the Company's common stock to employees, officers and founders. Restricted stock units and stock options are granted to certain employees of the Company, advisors and directors (collectively “grants”). The grants are considered equity awards for purposes of calculating compensation expense and are equity-classified in the Condensed Consolidated Statements of Financial Position.
Stock options
The following table represents the stock option activity:

	Number of options	Weighted-average exercise price (per share)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2022	1,555,610	$17.15	8.7	$3,847
Granted	1,067,979	14.43
Exercised	(2,586)	15.00
Forfeited	(118,237)	16.94
Expired	(40,473)	17.25
Outstanding at April 30, 2023	2,462,293	$15.99	8.6	$817

Exercisable as of April 30, 2023	685,331	$17.15	8.0
The Company recognized equity compensation expense related to the 2021 Plan stock options in selling, general and administrative expenses and capitalized a portion into inventories on the Condensed Consolidated Statements of Financial Position, as applicable. Total recognized equity compensation expense related to the 2021 Plan stock options was $0.8 million and $0.5 million for the three months ended April 30, 2023 and 2022, respectively, and $2.1 million and $1.5 million for the nine months ended April 30, 2023 and 2022, respectively.
The total unrecognized compensation expense related to the 2021 Plan stock options was $8.7 million as of April 30, 2023, which is expected to be recognized over a weighted-average period of 2.9 years.
The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted:

Nine months ended April 30, 2023
Expected term (in years)(a)	6.23
Expected dividend yield(b)	—%
Risk-free interest rate(c)	3.96%
Expected volatility(d)	33.9%
Stock price	$14.43
_______________________________________________
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
Restricted stock units
The following table represents the RSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2022	414,609	$17.32
Granted	382,985	14.56
Vested	(138,807)	17.64
Forfeited	(39,414)	16.94
Unvested as of April 30, 2023	619,373	$15.56
The Company recognized equity compensation expense related to the 2021 Plan RSUs in selling, general and administrative expenses and capitalized a portion into inventories on the Condensed Consolidated Statements of Financial Position, as applicable. Total recognized equity compensation expense related to the 2021 Plan RSUs was $0.9 million and $0.7 million, for the three months ended April 30, 2023 and 2022, respectively, and $2.5 million and $2.3 million for the nine months ended April 30, 2023 and 2022, respectively.
The total fair value of restricted stock that vested during the nine months ended April 30, 2023 was $1.5 million. The total unrecognized compensation expense related to the 2021 Plan RSUs was $8.5 million as of April 30, 2023, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan, which allows for the issuance of up to a total of 1,250,509 shares of the Company's common stock. As of April 30, 2023, there were 1,221,597 shares available for issuance under the ESPP. The Company recognized equity compensation expense related to the ESPP in selling, general and administrative expenses and capitalized a portion into inventory, as applicable. For the three and nine months ended April 30, 2023, total recognized compensation expense was immaterial.
12.    Earnings per share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company's basic and diluted income per share calculation:

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income attributable to The Duckhorn Portfolio, Inc.	$16,797	$15,565	$51,529	$54,770

Denominator:
Weighted average number of shares outstanding for basic per share calculation	115,255,671	115,115,850	115,209,972	115,070,183

Effect of dilutive potential shares(a):
Stock options	867	45,076	2,390	123,162
Restricted stock awards	110,917	120,798	212,672	154,463
Adjusted weighted average shares outstanding for diluted per share calculation	115,367,455	115,281,724	115,425,034	115,347,808

Earnings per share attributable to The Duckhorn Portfolio, Inc.:
Basic	$0.15	$0.14	$0.45	$0.48
Diluted	$0.15	$0.14	$0.45	$0.47
_______________________________________________
(a) Calculated using the treasury stock method.

For the three months ended April 30, 2023 and 2022, there were 0.7 million and 0.2 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted EPS because the effect of their inclusion would have been antidilutive under the treasury stock method. For the nine months ended April 30, 2023 and 2022, there were 0.5 million and 0.2 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted EPS because the effect of their inclusion would have been antidilutive under the treasury stock method. Refer to Note 11 (Equity-based compensation) for the terms of the awards.
13.    Income taxes
Income tax expense was $6.0 million and $18.4 million, with an effective tax rate of 26.3% and 26.3% for the three and nine months ended April 30, 2023, respectively, compared to $4.7 million and $18.5 million, with an effective tax rate of 23.2% and 25.2% for the three and nine months ended April 30, 2022, respectively. The effective tax rates for both periods presented were higher than the federal statutory rate of 21% primarily due to the impact of state income taxes.
14.    Subsequent events
Second Amendment to the Amended and Restated First Lien Loan and Security Agreement
On May 2, 2023, the Company entered into Amendment No. 2 to the Amended and Restated First Lien Loan and Security Agreement. The amendment amends and restates the definition of fixed charge coverage ratio in the New Credit Agreement to replace unfinanced capital expenditures with maintenance capital expenditures in the calculation of the fixed charge coverage ratio.
Acquisition of North Coast Wine Production Facility
On May 4, 2023, the Company announced that it entered into a definitive agreement to acquire a production winery and seven acres of planted Cabernet Sauvignon in Alexander Valley, Sonoma County, California. The purchase price of the transaction is approximately $55.0 million and is subject to certain customary closing conditions. The transaction is expected to close in the fourth fiscal quarter of 2023 and is expected to be funded with the New Credit Facility and available cash. The Company is currently assessing the fair value of identifiable net assets acquired.

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

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2023	2022	2023	2022
Net sales	$91,242	$91,584	$302,901	$294,501
Gross profit	$50,511	$43,962	$160,407	$145,849
Net income attributable to The Duckhorn Portfolio, Inc.	$16,797	$15,565	$51,529	$54,770
Adjusted EBITDA	$35,820	$32,873	$110,298	$105,272
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

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Wholesale - Distributors	68.6%	62.0%	68.9%	66.0%
Wholesale - California direct to trade	17.5	16.6	17.4	17.6
DTC	13.9	21.4	13.7	16.4
Net sales	100.0%	100.0%	100.0%	100.0%
The composition of our net sales, expressed in percentages by channel for the three months ended April 30, 2023, was impacted by DTC offering timing shifts. The Kosta Browne Appellation Series, our highest volume Kosta Browne offering, shifted into the fourth quarter of Fiscal 2023, compared to the third quarter of Fiscal 2022. Additionally, the Kosta Browne Estate Series offering shifted into the third quarter of Fiscal 2023, compared to the fourth quarter of Fiscal 2022. In our wholesale business, we strengthened our market position and delivered volume growth during the three and nine months ended April 30, 2023.
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

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Net sales growth	(0.4)%	1.3%	2.9%	10.8%
Volume contribution	3.5%	(0.6)%	4.2%	10.0%
Price / mix contribution	(3.9)%	1.9%	(1.4)%	0.8%
Price / mix contribution for the three months ended April 30, 2023 was mainly driven by the net impact of DTC offering timing shifts between the third and fourth quarters of Fiscal 2023, partially offset by price increases taken earlier in the fiscal year.
For the nine months ended April 30, 2023, the decrease in price / mix contribution was impacted by DTC offering shifts and outsized volume growth of the wholesale channel, partially offset by price increases. Despite lapping high growth rates we achieved in the prior year period, our focus on trade account growth and pricing optimization were primary drivers of our sales performance for the nine months ended April 30, 2023.
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
Components of results of operation and key factors affecting our performance
Net sales
Our net sales consist primarily of wine sales to distributors and directly to trade accounts in California, which together comprise our wholesale channel, and directly to individual consumers through our DTC channel. Net sales generally represent wine sales and shipping, when applicable. Sales are generally recorded at the point of shipment and are recorded net of consideration provided to customers through various incentive programs, other promotional discounts and excise taxes.
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
The primary market for our wines is the United States, which represented approximately 94% of our net sales during the nine months ended April 30, 2023. Accordingly, our results of operations are primarily dependent on U.S. consumer spending.
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
•DTC channel. Wines sold through our DTC channel are generally sold at suggested retail prices. DTC channel sales represent important direct connections with our customers. DTC channel sales growth will generally be favorable to price / mix contribution and gross profit margin in periods where that channel constitutes a greater proportion of net sales than in a comparative period.
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
Seasonality
Our net sales are typically highest in the first half of our fiscal year, predominantly due to increased consumer demand around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season. This dynamic generally results in lower average selling prices due to distributor and retail sales discounts and promotions in our wholesale channel. See “—Key operating metrics.” In Fiscal 2022, our net sales in the first, second, third and fourth fiscal quarters represented approximately 28%, 26%, 25% and 21%, respectively, of our total net sales for the year. We expect quarterly net sales seasonality to be impacted in Fiscal 2023 by the net impacts of DTC offering timing shifts between the third and fourth quarters of Fiscal 2023 compared to the comparable prior year periods in Fiscal 2022.

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
Results of operations
The following table sets forth our results of operations for the periods presented and expresses the relationship of each line item shown as a percentage of net sales for the periods indicated. The table below should be read in conjunction with the corresponding discussion and our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2022, our unaudited Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q:

	Three months ended April 30,				Nine months ended April 30,
(in thousands, except percentages)	2023		2022		2023		2022
Net sales	$91,242	100.0%	$91,584	100.0%	$302,901	100.0%	$294,501	100.0%
Cost of sales	40,731	44.6	47,622	52.0	142,494	47.0	148,652	50.5
Gross profit	50,511	55.4	43,962	48.0	160,407	53.0	145,849	49.5
Selling, general and administrative expenses	23,989	26.3	23,126	25.2	79,307	26.2	70,178	23.7
Income from operations	26,522	29.1	20,836	22.8	81,100	26.8	75,671	25.7
Interest expense	2,993	3.3	1,618	1.8	7,839	2.6	4,860	1.7
Other expense (income), net	729	0.7	(1,046)	(1.1)	3,385	1.1	(2,477)	(0.8)
Total other expenses, net	3,722	4.1	572	0.6	11,224	3.7	2,383	0.8
Income before income taxes	22,800	25.0	20,264	22.1	69,876	23.1	73,288	24.9
Income tax expense	6,006	6.6	4,699	5.1	18,358	6.1	18,483	6.3
Net income	16,794	18.4	15,565	17.0	51,518	17.0	54,805	18.6
Less: Net loss (income) attributable to non-controlling interest	3	—	—	—	11	—	(35)	—
Net income attributable to The Duckhorn Portfolio, Inc.	$16,797	18.4%	$15,565	17.0%	$51,529	17.0%	$54,770	18.6%

Comparison of the three and nine months ended April 30, 2023 and 2022

Net sales
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Net sales	$91,242	$91,584	$(342)	(0.4)%	$302,901	$294,501	$8,400	2.9%
Net sales for the three months ended April 30, 2023 decreased $0.3 million, or 0.4%, to $91.2 million compared to $91.6 million for the three months ended April 30, 2022. Net sales decreased for the three months ended April 30, 2023 mainly attributable to planned DTC offering timing shifts between the third and fourth quarters of Fiscal 2023, resulting in a negative price / mix contribution that was partially offset by planned price increases and volume contribution.
Net sales for the nine months ended April 30, 2023 increased $8.4 million, or 2.9%, to $302.9 million compared to $294.5 million for the nine months ended April 30, 2022. The increase in net sales for the nine months ended April 30, 2023 is primarily driven by volume growth in the wholesale channel, while benefiting from price increases that supported net sales growth, partially offset by the planned shifts in DTC offering timing.

Cost of sales
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Cost of sales	$40,731	$47,622	$(6,891)	(14.5)%	$142,494	$148,652	$(6,158)	(4.1)%
Cost of sales decreased by $6.9 million, or 14.5%, to $40.7 million for the three months ended April 30, 2023 compared to $47.6 million for the three months ended April 30, 2022. Cost of sales decreased by $6.2 million, or 4.1%, to $142.5 million for the nine months ended April 30, 2023 compared to $148.7 million for the nine months ended April 30, 2022. The decrease in cost of sales for the three and nine months ended April 30, 2023 was primarily due to lapping an inventory reserve charge related to excess seltzer products of $3.9 million recorded in the three and nine months ended April 30, 2022, in addition to favorable brand mix.

Gross profit
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Gross profit	$50,511	$43,962	$6,549	14.9%	$160,407	$145,849	$14,558	10.0%
Gross margin	55.4%	48.0%			53.0%	49.5%
Gross profit increased $6.5 million, or 14.9%, to $50.5 million for the three months ended April 30, 2023 compared to $44.0 million for the three months ended April 30, 2022. Gross profit increased $14.6 million, or 10.0%, to $160.4 million for the nine months ended April 30, 2023 compared to $145.8 million for the nine months ended April 30, 2022. The increases in gross profit and gross margin for the three and nine months ended April 30, 2023 were the result of planned price increases taken earlier in the year, favorable brand mix, and lapping the aforementioned seltzer inventory reserve, partially offset by margin impact from the DTC offering timing shifts compared to the prior year period.

Operating expenses
Selling, general and administrative expenses
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Selling expenses	$12,000	$11,296	$704	6.2%	$37,881	$32,666	$5,215	16.0%
Marketing expenses	1,969	2,113	(144)	(6.8)	6,860	7,172	(312)	(4.4)
General and administrative expenses	10,020	9,717	303	3.1	34,566	30,340	4,226	13.9
Total selling, general and administrative expenses	$23,989	$23,126	$863	3.7%	$79,307	$70,178	$9,129	13.0%
Selling, general and administrative expenses increased $0.9 million, or 3.7%, to $24.0 million for the three months ended April 30, 2023, compared to $23.1 million for the three months ended April 30, 2022. The increases in selling, general and administrative expenses for the three months ended April 30, 2023 were largely attributable to higher compensation costs related to investments in our workforce as well as other direct selling costs, partially offset by the timing of operating expenses, versus the prior year period. These increases were partially offset by the shift of certain operating expenses from the third quarter of Fiscal 2023 into the fourth quarter of Fiscal 2023.
Selling, general and administrative expenses increased $9.1 million, or 13.0%, to $79.3 million for the nine months ended April 30, 2023, compared to $70.2 million for the nine months ended April 30, 2022. The increases in selling, general and administrative expenses for the nine months ended April 30, 2023 were largely attributable to higher professional fees and higher compensation costs. See “—Limitations of non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information on transaction expenses reflected in operating expenses during the period.

Other expenses, net
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Interest expense	$2,993	$1,618	$1,375	85.0%	$7,839	$4,860	$2,979	61.3%
Other expense (income), net	729	(1,046)	1,775	169.7%	3,385	(2,477)	5,862	236.7%
Total other expenses, net	$3,722	$572	$3,150	550.7%	$11,224	$2,383	$8,841	371.0%
Total other expenses, net increased by $3.2 million, to $3.7 million for the three months ended April 30, 2023, compared to $0.6 million for the three months ended April 30, 2022. Total other expenses, net increased by $8.8 million to $11.2 million for the nine months ended April 30, 2023 compared to $2.4 million for the nine months ended April 30, 2022. The increases in total other expenses, net, for the three and nine months ended April 30, 2023 compared to the prior year periods were driven by higher interest expense as a result of unfavorable interest rate movements on our variable-rate debt, greater unfavorable fair value adjustments on our interest rate swap agreements and debt issuance costs incurred in connection with our New Credit Facility. See Note 7 (Debt) and Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.

Income tax expense
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Income tax expense	$6,006	$4,699	$1,307	27.8%	$18,358	$18,483	$(125)	(0.7)%
Income tax expense increased 27.8%, or $1.3 million, to $6.0 million for the three months ended April 30, 2023 compared to $4.7 million for the three months ended April 30, 2022. The increase in income tax expense for the three months ended April 30, 2023 is primarily due to an increase in income before taxes and an expanded state income tax base. Income tax expense decreased by $0.1 million, to $18.4 million for the nine months ended April 30, 2023 compared to $18.5 million for the nine months ended April 30, 2022. The decrease in income tax expense for the nine months ended April 30, 2023 is primarily due to a decrease in income before taxes, partially offset by the impact of state income taxes.
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
For comparative periods presented, our primary operational drivers of adjusted EBITDA have been strong, sustained sales growth in our wholesale channel and modest growth in DTC channel performance, management of our cost of sales through our diversified supply planning strategy and discipline over selling, general and administrative expenses relative to our sales growth.

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc.:

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2023	2022	2023	2022
Net income attributable to The Duckhorn Portfolio, Inc.	$16,797	$15,565	$51,529	$54,770
Interest expense	2,993	1,618	7,839	4,860
Income tax expense	6,006	4,699	18,358	18,483
Depreciation and amortization expense(a)	7,238	6,237	20,528	17,345
EBITDA	33,034	28,119	98,254	95,458
Purchase accounting adjustments(a)	224	54	331	347
Transaction expenses(b)	142	347	3,795	3,116
Inventory write-down(c)	—	3,935	—	3,935
Change in fair value of derivatives(d)	882	(990)	2,943	(1,947)
Equity-based compensation(e)	1,538	1,365	4,110	4,240
Debt refinancing costs(f)	—	—	865	—
Wildfire costs	—	43	—	123
Adjusted EBITDA	$35,820	$32,873	$110,298	$105,272
_______________________________________________
(a) Purchase accounting adjustments relate to the impacts of business combination accounting for our acquisition by TSG, and certain other transactions consummated prior to Fiscal 2021, which resulted in fair value adjustments to inventory and long-lived assets. Purchase accounting adjustments in depreciation and amortization expense include amortization of intangible assets of $1.9 million for the three months ended April 30, 2023 and 2022, and $5.7 million for the nine months ended April 30, 2023 and 2022.
(b) Transaction expenses include legal services, professional fees and other due diligence expenses for all periods presented. Transaction expenses for the three and nine months ended April 30, 2023 and 2022 also include secondary offerings completed in April 2023 and October 2021, respectively. See Note 1 (Description of business) to our Condensed Consolidated Financial Statements for additional information.
(c) Inventory write-down pertains to the Company's increase in inventory obsolescence reserves for excess inventory levels of certain seltzer products. See Note 4 (Inventories) to our Condensed Consolidated Financial Statements for additional information.
(d) See Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.
(e) See Note 11 (Equity-based compensation) to our Condensed Consolidated Financial Statements for additional information.
(f) See Note 7 (Debt) to our Condensed Consolidated Financial Statements for additional information.

Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our New Credit Facility. As of April 30, 2023, we had $36.1 million in cash and $425.0 million in undrawn capacity on our revolving line of credit, subject to the terms of our New Credit Facility.
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
For the 2022 harvest, we contracted for grapes at a total cost of approximately $71.0 million in Fiscal 2023. Additionally, we have purchase obligations, including for inventory and various contracts with third parties for custom crush, storage and bottling services. See Note 10 (Commitments and contingencies) to our Condensed Consolidated Financial Statements for further information on other commitments.
We have approximately $23.6 million in scheduled principal payments and related interest payments due over the next 12 months and approximately $257.3 million of principal payments and related interest payments due thereafter until our New Credit Facility matures on November 4, 2027. The calculated interest payment amounts use actual rates available as of April 2023 and assume these rates for all future interest payments on the outstanding New Credit Facility, exclusive of any future impact from our interest rate swap agreements. See “—Capital resources”, where our New Credit Facility is described in greater detail. Our future minimum operating lease payments due within the next 12 months total approximately $4.3 million with $19.4 million due in the following years. See our Condensed Consolidated Financial Statements for further information on our operating leases.
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
Acquisition of North Coast Wine Production Facility
On May 4, 2023, we announced that we entered into a definitive agreement to acquire a production winery and seven acres of planted Cabernet Sauvignon in Alexander Valley, Sonoma County, California. With this purchase, we expect to expand our processing, storing and bottling capabilities. The purchase price of the transaction is approximately $55.0 million and is subject to certain customary closing conditions. The transaction is expected to close in the fourth fiscal quarter of 2023 and is expected to be funded with the New Credit Facility and available cash.

Cash flows
The following table presents the major components of net cash flows.

	Nine months ended April 30,
(in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$51,753	$47,855
Investing activities	(14,111)	(24,798)
Financing activities	(4,732)	(18,647)
Net increase in cash	$32,910	$4,410
Comparison of the nine months ended April 30, 2023 and 2022
Operating activities
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
For the nine months ended April 30, 2023, net cash provided by operating activities was $51.8 million compared to $47.9 million for the nine months ended April 30, 2022, an increase of $3.9 million. The changes in cash provided by operating activities were primarily driven by the following factors:
•The net income after adjusting for non-cash items increased operating cash flows by $4.9 million;
•Changes in accounts payable and accrued expenses increased operating cash flows by $2.2 million due primarily to timing of invoice accruals and payments;
•Deferred revenues increased operating cash flows by $12.5 million primarily due to an offering shift for wines sold through our DTC channel; and
•Increases in inventory for the nine months ended April 30, 2023 due to timing impacts in bulk and bottled wine supply management to support increases in demand resulted in a decrease to operating cash flow of $14.9 million.
Investing activities
For the nine months ended April 30, 2023, net cash used in investing activities related to capital expenditures of $14.1 million compared to $24.8 million for the nine months ended April 30, 2022. For the nine months ended April 30, 2023 and 2022, capital expenditures included barrel purchases of approximately $9.0 million and $7.4 million, respectively. For the nine months ended April 30, 2022, we completed the purchase of three Napa County, California vineyards and related assets for a total of $14.5 million. From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions to support our growth. Any such transactions may require us to make additional investments and capital expenditures in the future.

Financing activities
For the nine months ended April 30, 2023, net cash used in financing activities was $4.7 million as compared to cash provided by financing activities of $18.6 million for the nine months ended April 30, 2022. For the nine months ended April 30, 2023, net cash used in financing activities primarily resulted from our New Credit Facility, including the issuance of new long-term debt of $225.8 million and borrowings under our line of credit of $9.0 million, partially offset by the payments under our line of credit of $119.0 million, payments of long-term debt of $117.7 million and payments of debt issuance costs of $2.4 million. For the nine months ended April 30, 2022, net cash used in financing activities primarily included payments under our line of credit of $77.0 million and payments of long-term debt of $8.5 million, partially offset by borrowings under our line of credit of $68.0 million.
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
Eighth Amendment to the First Lien Loan and Security Agreement
On August 30, 2022, the Borrowers entered into Amendment No. 8 to the First Lien Loan and Security Agreement to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR-based interest rate to a Term SOFR-based interest rate. The transaction did not result in any additional cash proceeds.
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
As of April 30, 2023, there were no outstanding draws on the revolving line of credit, nor on the delayed draw term loan. The outstanding principal balance was $223.3 million for the term loan as of April 30, 2023.
The New Credit Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of April 30, 2023, we are in compliance with all covenants. See Note 7 (Debt) to our Condensed Consolidated Financial Statements for additional information.
First Amendment to the Amended and Restated First Lien Loan and Security Agreement
Effective February 6, 2023, we entered into Amendment No. 1 to the Amended and Restated First Lien Loan and Security Agreement. The changes in the amendment are administrative in nature and did not have a material impact on the Company's outstanding debt or related debt covenants. The amendment did not result in any additional cash proceeds or changes in commitment amounts.
Second Amendment to the Amended and Restated First Lien Loan and Security Agreement
On May 2, 2023, we entered into Amendment No. 2 to the Amended and Restated First Lien Loan and Security Agreement. The amendment amends and restates the definition of the fixed charge coverage ratio in the New Credit Agreement to replace unfinanced capital expenditures with maintenance capital expenditures in the calculation of the fixed charge coverage ratio.
Off-balance sheet arrangements
As of April 30, 2023, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
There have been no material changes in our critical accounting policies during the nine months ended April 30, 2023, as compared to those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for Fiscal 2022.

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
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon a Term SOFR based rate plus applicable margins or predetermined alternative rates, as applicable, pursuant to the terms of our New Credit Facility. As of April 30, 2023, our outstanding borrowings at variable interest rates totaled $223.3 million. An increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.2 million increase in interest expense on an annualized basis and could have a material effect on our results of operation or financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into interest rate swaps in March 2020 (subsequently amended in September 2022, which expired on March 23, 2023) and January 2023. See Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information on our interest rate swap agreements.
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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The maximum term for the Company's outstanding foreign exchange forward contracts was less than twelve months as of April 30, 2023. See Note 8 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of April 30, 2023.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended April 30, 2023.
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

Item 6. Exhibits

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
3.1*	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.
3.2	Amended and Restated Bylaws of The Duckhorn Portfolio, Inc.	8-K	March 22, 2021	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 10, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, entered into by and among Mallard Buyer Corp., Selway Wine Company, each subsidiary of The Duckhorn Portfolio, Inc. party thereto, Bank of the West, as Administrative Agent and Collateral Agent, and the other lenders party thereto	8-K	November 4, 2022	10.1	001-40240
10.2	First Amendment To Amended and Restated First Lien Loan and Security Agreement	10-Q	March 8, 2023	10.2	001-40240
10.3*	Second Amendment To Amended and Restated First Lien Loan and Security Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: June 8, 2023	By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: June 8, 2023	By:	/s/ Lori Beaudoin
Lori Beaudoin
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)