Form 10-K
period 2023-07-31
Duckhorn Portfolio, Inc.
filed 2023-09-27
CIK 1835256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2023
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
(Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on New York Stock Exchange on January 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $705,566,000.
The registrant had outstanding 115,316,308 shares of common stock, $0.01 par value per share, as of September 21, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s Fiscal 2024 Annual Meeting of Stockholders to be held on January 19, 2024 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Glossary
The following terms are used in this annual report unless otherwise noted or indicated by the context:
•“Company,” “we,” “us,” “our,” “Duckhorn” and “The Duckhorn Portfolio” refer to The Duckhorn Portfolio, Inc. (formerly Mallard Intermediate, Inc.) and its consolidated subsidiaries.
•“2016 Plan” refers to the Company's board approved 2016 Equity Incentive Plan.
•“2021 Equity Plan” and “2021 Plan” refers to the Company’s board approved 2021 Equity Incentive Plan.
•“ASC” refers to the Accounting Standards Codification.
•“ASU” refers to Accounting Standards Update.
•“AVA” means American Viticultural Area.
•“CCPA” refers to the California Consumer Privacy Act of 2018, which was amended and expanded by the California Privacy Rights Act, which went into effect on January 1, 2023.
•“Circana” refers to Total U.S. Foods scanner data available on a subscription basis from Information Resources, Inc., a technology, analytics and data company.
•“Class M Common Units,” “awards”, and “units” refers to equity awards or issued profit interest units issued to certain employees under the 2016 Plan.
•“DTC channel” and “DTC” refers to our sales and distribution channel through which we sell wine directly to consumers without any licensee intermediaries (wholesale or retail), which is permissible through in-person sales at one of our tasting rooms or, where permitted by law, through our multi-winery e-commerce website.
•“ESG” refers to Environmental, Social and Corporate Governance.
•“ESPP” refers to Employee Stock Purchase Plan.
•“Estate properties” refers to vineyards controlled or owned by the Company.
•“Estate wines” refers to wine made with grapes that share geographical provenance and are farmed, fermented, aged and bottled on-site at Company-controlled vineyards and facilities.
•“Exchange Act” refers to the Securities Exchange Act of 1934.
•“FASB” refers to the Financial Accounting Standards Board.
•“Fiscal 2023, 2022, 2021, 2020 and 2019” refer to the fiscal years ended July 31, 2023, 2022, 2021, 2020 and 2019, respectively. Except as otherwise specified, information in this report is provided as of July 31, 2023.
•“Geyserville winery” refers to the production facility in Alexander Valley, Sonoma County, California.
•“IPO” refers to initial public offering.
•“IT” refers to information technology.
•“LIBOR” refers to London Interbank Offered Rate.
•“Luxury wine segment” refers to wines sold for $15 or higher per 750ml bottle.
•“New Credit Facility” and “New Credit Agreement” refer to the Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022 (as amended by Amendment No. 1, dated February 6, 2023, and as amended by Amendment No. 2, dated May 2, 2023), by and among the Company, the borrowers named therein, the lenders named therein and BMO Harris (as successor in interest to Bank of the West), as administrative agent and collateral agent.
•“NYSE” refers to the New York Stock Exchange.
•“On-premise” refers to trade accounts that are a business with a license that allows a customer to purchase our wines and consume them at the licensed location, such as restaurants, bars and hotels.

•“Off-premise” refers to trade accounts that are a business with a license that allows a customer to purchase our wines for consumption at a location other than the retailer’s licensed location, such as grocery stores and liquor stores.
•“Original Credit Facility” and “Original Credit Agreement” refer to the original first lien credit facility pursuant to that certain First Lien Loan and Security Agreement, dated as of October 14, 2016 (as amended by Amendment No. 1 dated July 28, 2017 through, Amendment No. 8 dated August 30, 2022), by and among the Company, the borrowers named therein, the lenders named therein and the Bank of the West, as administrative agent.
•“Performance-based units” refers to awards of restricted stock units with certain performance conditions required for vesting, pursuant to the conditions set forth in the relevant grant documents.
•“Retail” refers to establishments that are licensed to purchase our wine for resale to consumers, such as grocery stores, liquor stores and restaurants.
•“RSU” refers to restricted stock unit.
•“SEC” refers to the U.S. Securities and Exchange Commission.
•“Term SOFR” refers to the forward-looking term rate based on the Secured Overnight Financing Rate.
•“Securities Act” refers to The Securities Act of 1933.
•“Stockholders Agreement” refers to the agreement the Company entered into with TSG in connection with the IPO to govern certain nomination rights with respect to the board of directors.
•“SOFR” refers to Secured Overnight Financing Rate.
•“Time-based units” refers to awards of equity awards with certain time-based service conditions required for vesting, pursuant to a schedule set forth in the relevant grant documents.
•“TSG” refers to TSG Consumer Partners LLC, together with certain affiliates.
•“U.K.” refers to United Kingdom.
•“Ultra-luxury wine subsegment” refers to wines with suggested retail prices of $25 or higher per 750ml bottle.
•“U.S.” refers to the United States.
•“U.S. GAAP” refers to the United States Generally Accepted Accounting Principles.
•“VIE” refers to variable interest entity in accordance with ASC Topic 810, Consolidations.
•“Wholesale channel” refers to our sales and distribution channel through which we sell wine to distributors and, in California, directly to trade accounts.

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
•    risks associated with disruptions in our supply chain for grapes and raw and processed materials, including barrels, glass bottles, cork, winemaking additives and agents, water and other supplies;
•    the impact of the COVID-19 pandemic on our customers, suppliers, business, results of operations and financial condition;
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
•    TSG’s significant influence over us and our status as a “controlled company” under the rules of the NYSE;
•    the potential liquidity and trading of our securities; and
•    the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events, and trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a highly competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
•Consolidation of the distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space and may have a material adverse effect on our business, results of operations and financial condition.
•A reduction in consumer demand for wine, which may result from a variety of factors, including demographic shifts, desirable substitutes and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial condition.
•The consumer reception of the launch and expansion of our product offerings is inherently uncertain. New producers may present new and unknown risks and challenges in production and marketing that we may fail to manage optimally and could have a materially adverse effect on our business, results of operations and financial condition.
•Due to the three-tier alcohol beverage distribution system in the United States, we are heavily reliant on our distributors and government agencies that resell alcoholic beverages in all states except California, where we self-distribute our wines to trade accounts. A significant reduction in distributor demand for our wines would materially and adversely affect our sales and profitability.
•Our marketing strategy involves continued expansion of our DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges, including changes to the judicial, legal or regulatory framework applicable to our DTC business and failures of third-party shipping and IT partners, could negatively affect our sales in these channels and our profitability.
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
•A failure to adequately prepare for supply chain disruptions or other adverse events that could cause disruption to elements of our business, including our grape harvesting, blending, inventory aging or distribution of our wines could materially and adversely affect our business, results of operations and financial condition.

•Inclement weather, drought, pests, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines, which could materially and adversely affect our business, results of operations and financial condition.
•If we are unable to identify and obtain adequate supplies of quality agricultural, winemaking and packaging materials, water and other supplies, or if there is an increase in the cost of the commodities, power, fuel or other products, as a result of inflation or scarcity, our profitability and production and distribution capabilities could be negatively impacted, which would materially and adversely affect our business, results of operations and financial condition.
•Increases in labor costs, labor shortages, and any difficulties in attracting, motivating, and retaining well-qualified employees could have an adverse effect on our ability to successfully manage our business, maintain our reputation within the industry and execute our strategic objectives, which could materially and adversely affect our operating efficiency and financial condition.
•If we are unable to secure and protect our intellectual property in domestic and foreign markets, including trademarks for our winery brands, vineyards and wines, the value of our winery brands and intellectual property could decline, which could have a material and adverse effect on our business, results of operations and financial condition.
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
•Failure to appropriately address certain emerging ESG matters important to our investors could have a material adverse impact on our reputation and, as a result, our business.
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

PART I
Item 1. Business
The Duckhorn Portfolio, Inc. is the premier, scaled pure-play producer of luxury wines in North America. We have delighted millions of consumers with authentic, high-quality, approachable wines for over four decades. We make a curated and comprehensive portfolio of highly acclaimed luxury wines across multiple varieties, appellations, brands and price points. Our portfolio is focused exclusively on the desirable luxury segment, which we define as wines sold for $15 or higher per 750ml bottle.
We sell our wines in all 50 states, the District of Columbia and over 50 countries at prices ranging from $20 to $200 per bottle under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark. Our wines have a strong record of achieving critical acclaim, vintage after vintage. Each winery brand boasts its own winemaking team to create distinct experiences for consumers, to ensure product quality and continuity and to galvanize sustainable farming practices. Beyond our winemaking teams is an organization comprised of passionate, talented employees, including a highly-tenured executive team, which draws upon decades of experience at Duckhorn, at other luxury wine companies and in the broader consumer goods and retail sector.
We sell our wines in our wholesale channel, to distributors and directly to trade accounts in California, and to consumers in our DTC channel, each of which leverage, long-standing relationships developed over the past 45 years and provide relatively comparable, attractive gross profit margins and adjusted EBITDA margins. Our comprehensive sales force builds deep and impactful relationships with distributors and direct to trade accounts in our wholesale channel. In addition, our DTC channel leverages our multi-winery e-commerce website and features our award-winning subscription wine clubs and tasting rooms.
Financial highlights
For Fiscal 2023, compared to Fiscal 2022, we delivered the following:
•$30.5 million increase in net sales, to $403.0 million.
•$9.1 million increase in net income, to $69.3 million.
•$17.0 million increase in adjusted EBITDA, to $144.5 million.
For an explanation of how we calculate adjusted EBITDA and for a reconciliation to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, see “Part II — Item 7. Management’s discussion and analysis of financial condition and results of operations — Non-GAAP financial measures and adjusted EBITDA reconciliation” included in this Annual Report on Form 10-K.
Industry background
Our target market
A majority of our wine is sold in the U.S. market, where more wine is consumed than any other nation. Given our scale, exclusive luxury focus, and well established brand reputation in the market, we believe we are well positioned to continue to grow and take market share. For example, we believe our recent growth in our wholesale business has been driven in part by our ability to identify accounts that are appropriate to sell our luxury wine and grow our presence in those accounts.
Luxury wine segment
American Millennials and Generation X adults have come of age in a culture where cooking shows, celebrity chefs, farmers’ markets and food blogs are the norm. U.S. consumers have had an increasing appetite for high-quality food and drinks and are willing to pay more for items of superior quality. According to Circana data, the luxury wine segment increased its share of the overall wine market by approximately 8% between December 2019 and July 2023. According to the Circana data, U.S. luxury wine segment dollar sales grew 1.6% for Fiscal 2023, while our portfolio grew 9.1% during the same period. We believe that the luxury wine category will continue to be the fastest growing segment of the U.S. wine industry and anticipate that our diversified portfolio of well-established winery brands will enable us to continue taking market share as consumers seek authentic, trusted brands.
Luxury producer fragmentation
Much of the growth in the U.S. wine industry is being driven by suppliers of scale. The luxury wine segment, despite being the fastest growing price segment of the U.S. wine market, remains highly fragmented. In the luxury segment, our winery brands compete with a large number of wine producers for consumers, from the vast number of small volume local wineries to divisions of large conglomerates. We have the advantage of being one of only a few wine producers of scale that focus exclusively on the luxury category.
Simultaneously, we have witnessed substantial consolidation of distributors. As distribution consolidates, we have observed that distributors often prefer to work with scaled producers that offer a comprehensive portfolio of varied luxury wines, make wines that enjoy a strong consumer following and work to ensure stability of supply and production. In this landscape of distributor consolidation and subscale luxury producer fragmentation, we believe our position as a scaled luxury producer with exceptional brand strength is highly appealing to consumers as well as distributors and retailers for whom our comprehensive portfolio provides a “one-stop shop” for all their luxury wine needs.
Key drivers of our continued success
We have consistently been a leader at the forefront of the luxury wine segment and believe we are well positioned against other luxury-wine producers, large and small, in terms of price, quality, luxury authenticity, portfolio depth, innovation, product visibility and channel presence. In the 52-week period ended July 31, 2023, within the luxury price segment, our off-premise average selling price per bottle over this period was the third highest of the top 25 U.S. wine suppliers, as measured by Circana. We estimate that our on-premise average selling price per bottle is typically between two and three times the off-premise average selling price. In the 52-week period ended July 31, 2023, our off-premise sales grew 9.1% year over year, according to Circana.
We attribute our success to the following strengths:
Curated and comprehensive portfolio of luxury wines. Our portfolio encompasses ten luxury wine brands that champion more than 15 varieties in 39 appellations, appealing to the diverse tastes of luxury wine consumers. Duckhorn Vineyards, Decoy and Kosta Browne are the cornerstones of this curated and comprehensive portfolio and reinforce the credibility and brand strength of our entire portfolio.
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
While we are unable to predict future shifts in consumer behavior, we are constantly assessing the needs and desires of our customers, and our product innovation pipeline allows us to react to changes in consumer demand when appropriate. We believe our curated and comprehensive portfolio positions us to meet the needs of our distributors, accounts and consumers, thereby cementing our place as a premier supplier of luxury wines.

Exceptional brand strength and critical acclaim. The Duckhorn Portfolio has consistently received stellar reviews across varieties, geographies and price points from the industry’s top critics and publications. Two of our wines, the Kosta Browne Sonoma Coast Pinot Noir and the Duckhorn Vineyards Napa Valley Three Palms Vineyard Merlot, have received one of the industry’s most prestigious awards, Wine Spectator magazine’s Wine of the Year. We are the only wine company to have had more than one winery brand in our portfolio receive this award in the 21st century. Critics within our industry widely use a 100-point scale to score individual wines, and we take pride in our consistent track record of 90+ point wines, scores that indicate superior quality. The strength of our winery brands is also demonstrated by our market-leading sales in some of the most popular varieties in the U.S. luxury market. During Fiscal 2023, we had the top selling, by dollar sales, domestic luxury wines for Cabernet Sauvignon (the highest selling luxury variety during the period), Sauvignon Blanc and Merlot, according to Circana. These three varieties combined represented approximately 41% of the total U.S. luxury wine market during the same period.
Scaled luxury pure-play portfolio. As the luxury wine segment is highly fragmented, we have the advantage of being the largest U.S. pure-play luxury wine company. In this environment, we believe that being a scaled luxury producer is highly appealing to most distributors and retailers because our comprehensive portfolio offering provides a “one-stop shop” solution for all their luxury wine needs.
We believe our approach to, and dedicated focus on, high-quality luxury wine energizes our employees, fosters trust and credibility in our customer and grower relationships, and enables category excellence versus our more broadly focused, scaled competitors.
We also have an advantage over our fragmented, smaller-scale competitors because our individual brands each benefit from their place in our larger portfolio, leveraging more efficient operational, branding, marketing, sales and distribution capabilities. For example, our depth of operational capabilities enables us to simultaneously present a curated offering of the most popular wine varieties and prudently develop new offerings in emerging, high-growth categories.
Our large, highly knowledgeable sales force is another key advantage of our scale relative to small luxury producers. We deploy our sales force in the wholesale channel to represent our entire portfolio to our vast network of distributors and trade accounts. While smaller luxury wine brands rely on distributors to introduce and promote brands, our sales force takes direct action to strengthen our account relationships. As a credentialed luxury supplier of choice, we expect to benefit from further enhanced distributor prioritization due to sell-through confidence and operational efficiency.
Differentiated omni-channel sales and distribution platform. Our innovative, scalable sales and distribution platform enables us to fulfill consumer needs through an integrated experience across channels at attractive gross profit and adjusted EBITDA margins. Our ideal consumers interact with us seamlessly across channels, through our wine clubs and tasting rooms and when grocery shopping or ordering at a restaurant. We believe the strategic combination of our complementary paths to consumers has been an important driver of our sustained growth and will continue to enable long-term scalability. Because the success of our business ultimately depends on our ability to develop connections between our customers and our winery brands, we balance the market accessibility of a broad wholesale reach with direct and authentic customer and consumer touchpoints that drive connectivity, insights and trust.
We leverage our long-standing wholesale channel nationwide, including our direct to trade accounts business in California, to build deep, impactful relationships with our trade accounts. This channel provides a critical path for our winery brands to succeed both on-premise and off-premise, across a wide range of outlets and geographies.
Since our founding more than 45 years ago, we have been selling directly to trade accounts in California, a point of distinction among large California wine producers, many of which sell through a distributor in the state. We believe our direct to trade accounts business in California gives us a competitive advantage by allowing us more control over sales, branding and other marketing support, and more visibility into sell-through rates. In addition, we enjoy significantly stronger margins selling directly to trade accounts, rather than selling through a distributor. However, due to selling expense as a percentage of net sales variability, adjusted EBITDA margins are relatively comparable across the various channels.
Our DTC channel is a powerful marketing engine. This part of our business encompasses our multi-winery e-commerce website, featuring award-winning subscription wine clubs, and is reinforced by our seven stylistically unique and high-touch tasting rooms located throughout Northern California and Washington. Our ultra-luxury wines are prominently featured in this channel, yielding high average bottle prices. Early access to new releases, a compelling slate of member benefits and active cross-marketing throughout the portfolio drive wine club member loyalty and sales. These strategies maximize each winery brand and property while driving awareness for our other world-class wines and properties, resulting in more and longer lasting connections with consumers and wholesale customers.
Diversified and scalable production model. The success of The Duckhorn Portfolio is underpinned by our strategic, diversified and scalable supply and production platform. We strive for capital efficiency and secure the majority of our grape supply by leveraging long-standing relationships within a vast, geographically diversified network of more than 300 trusted third-party growers and bulk wine suppliers. During Fiscal 2023, we complemented our grower-sourced grape supply with fruit from 32 distinct Estate properties that we control (owned or leased) spanning approximately 1,100 acres. We also strive to achieve an optimal balance between in-house production and custom crush partners, with a focus on efficiency, diversification and ensuring the highest quality of our luxury wines. We produce most of our wine at one of our state-of-the-art wineries and the remainder at third-party facilities.
This diversified sourcing model provides many benefits:
•Luxury credentials. Estate grapes are used primarily in our DTC-only wines to give a sense of place to our iconic winery brand heritage and showcase our award-winning winemaking capabilities.
•Reliability of supply. We have a long history of creating a portfolio of wines year after year, at scale, that consistently meets the highest standards of quality. Given our industry’s exposure to climate change risks and extreme weather events, we regularly evaluate impacts of climate change on our business and plan to disclose any such impacts to provide transparency with respect to our efforts to effectively manage the risks and opportunities presented by climate change. We are committed to continuing to take measures to achieve climate resiliency and to expand our agile supply chain with highly diversified grape sourcing to help ensure we mitigate the impact of climate change and unforeseen natural events.
•Rapid scalability. Supply contracts with our trusted grape grower and bulk wine supplier network enable us to respond to market trends and grow luxury winery brands quickly while maintaining quality excellence.
•Cost management. Our scale provides us with operating leverage, and we believe our strategy to balance Estate-grown and contracted grape supply provides us with increased visibility into our cost structure and makes us less susceptible to margin variability due to market volatility.
Exceptional leadership team
We have an exceptional, culture-driven leadership team at The Duckhorn Portfolio which is dedicated to the success and growth of the Company. The Company’s executive team, led by the President and Chief Executive Officer, is comprised of five strategic and functionally focused executive vice presidents in the following departments: Sales, Marketing and DTC, Production, Finance/IT and Strategy/Legal. This leadership team has grown net sales by successfully managing the business through multiple economic cycles, challenging environmental externalities and the integration of multiple acquisitions. Supporting this leadership team is a deep bench of highly talented managers, many of whom have a long history at the Company and with our winery brands.

Our strategy for continuous growth
Our entire organization is growth oriented. From product innovation and category expansion to expanding points of distribution, every department plays a role in the growth of The Duckhorn Portfolio. Our growth plan relies on core competencies demonstrated by our organization throughout our history. We expect to deliver meaningful increases in stockholder value by continuing to execute the following strategies:
Leverage our sales and marketing strength to gain market share
We believe our comprehensive sales and marketing plan will continue to allow us to grow sales for our winery brands to existing customers and a new generation of customers, thereby acting as a strong driver of revenue growth and market share expansion.
The primary aim of our marketing strategy is to increase brand awareness and create engaged customers in both the consumer and trade arenas. We achieve this through public relations, advertising, strategic event participation and partnerships, rich content creation and social/digital engagement, so we can meet the consumer wherever they are.
Because the success of our business relies on our ability to maintain the prestige of our portfolio, another aspect of our sales and marketing efforts is the submission of our wines for scoring with the top industry publications. Our commitment to excellence has resulted in a track record of industry awards and we believe these recognitions provide our entire luxury wine portfolio with a halo of prestige. We expect to continue to be honored with critical acclaim and 90+ point wine scores and will continue to leverage our marketing strength to amplify these achievements, drive consumer engagement and further solidify the reputation of our entire luxury wine portfolio.
These marketing activities work in tandem with our sales plan, which capitalizes on our brand equity and proven track record to nurture deep distributor and retailer relationships to drive long-term, sustainable sales growth. This plan is made possible by our omni-channel sales platform, which enables us to grow, both through volume increases and through periodic price increases. We expect our differentiated platform advantage will continue to increase our brand awareness and presence in the fragmented luxury wine segment. As our portfolio continues to grow across multiple tiers in the luxury category, we believe we will continue to attract greater attention from retailers. We believe that this increased attention from retailers, coupled with the efforts of our exceptional sales force, will provide further motivation for our distributors to broaden our distribution to additional trade customers.
Establishing and maintaining the awareness of The Duckhorn Portfolio as a premier luxury winemaker is paramount to our growth and success, and we believe our sales and marketing strength will reinforce this and enable us to continue taking market share in a marketplace increasingly marked by distributor consolidation.
Insightful and targeted portfolio evolution
Our curated and comprehensive portfolio and historical growth result from long-term dedication to continuous evolution and alignment with the luxury wine consumer. As we continue to scale, we believe our product innovation pipeline will enable us to continue to adapt and remain at the forefront of our industry.
One of our most successful growth initiatives has been the long-term development and evolution of Decoy, which began with a single offering and now includes 16 different labels across our Decoy and Decoy Limited offerings. We expect to further enhance Decoy as a luxury winery brand and we see great potential for further extensions. In recent years, we successfully launched seven new Decoy labels, each of which received strong consumer reception, in our elevated Decoy Limited offering. In addition, we launched several inaugural category offerings: Decoy Brut Cuvée Sparkling, Kosta Browne Burgundy Series and Kosta Browne Willamette Valley Pinot Noir.
Expand and accelerate wholesale channel distribution
We see an opportunity to continue to expand our retail accounts and increase cases and labels sold per retail account, most prominently by leveraging the strength of our powerhouse Decoy brand. In Fiscal 2023, we increased the number of our accounts and our number of distribution points. While the wholesale channel has experienced significant distributor consolidation and increased competition in recent years, we believe our long-standing commercial relationships coupled with exceptional portfolio strength position us to capture this distribution growth opportunity and accelerate sales to our distributors and trade accounts.
We also plan to continue to invest in our wholesale channel sales force to expand our network of distributor and account advocates and to grow our retail presence. In Fiscal 2023, investments in our sales team contributed to our exceptional performance in the markets where such investments were made. Additionally, our scale and luxury focus have allowed us to grow our presence in the competitive international wine market. For the same reasons that we are appealing to domestic distributors and retailers, we believe importers looking to expand their offerings of American wines view us as an attractive supplier.
Continue to invest in DTC capabilities
We plan to continue to invest in our DTC channel, which was 15% of net sales in Fiscal 2023. This robust channel provides an important means for us to engage with consumers, create brand evangelists and drive adoption across our portfolio. This channel also favorably impacts gross profit margins, as wines sold through our DTC programs are generally more exclusive, higher-priced wines. However, due to selling expense as a percentage of net sales variability, adjusted EBITDA margins are relatively comparable across the various channels. Our DTC channel will continue to play a critical role in authenticating our luxury credentials with consumers, and we believe our scaled presence and expertise in the channel separates us from our competitors.
Evaluate strategic acquisitions opportunistically
As part of our ongoing growth strategy, we strategically evaluate acquisition opportunities. While our growth and success are not contingent upon future acquisitions, we believe our leadership and operational teams have the capabilities and experience to execute and integrate acquisitions to create stockholder value. We actively track and evaluate acquisition opportunities that could create strategic advantages for our business, and this approach has led to the successful acquisition of two winery brands over the past six years: Kosta Browne and Calera. Both brands offer highly acclaimed wines with deeply connected consumer followings while providing unique strategic rationales: Kosta Browne expanded our DTC capabilities and Calera further diversified our supply chain and production resilience by broadening our grape-sourcing relationships within the Central Coast of California. The acquisition of Geyserville winery in Fiscal 2023 included a production facility and a vineyard. Our purchases of four vineyards in Fiscal 2022 have allowed us to further optimize our grape sourcing and bolster our in-house production capacity. We expect these acquisitions will help to optimize our grape sourcing and wine production.
Farming and winery operations
Farming
We farm approximately 1,100 Estate property acres we own or control through leases throughout the premier grape-growing regions in California and Washington. Between 2021 and 2023, our Estate properties produced, on average, 10% of the grapes required to meet our wine production needs. Approximately 90% of grapes were sourced from third-party growers, many of whom we have worked with for decades. Due to our ongoing reinvestment in our vineyard infrastructure, the natural lifecycle of grapevines and other business and agricultural considerations, the exact number of acres that are fallow, bearing fruit or producing a specific variety is in perpetual fluctuation. We currently engage in a number of sustainable winegrowing practices and are working diligently to address climate change vulnerability as part of the Environmental pillar of our ESG initiative. We further our commitment to responsible land stewardship by designing our vineyards to minimize impact on the surrounding environment and using sophisticated farming practices to encourage soil enhancement, erosion control and healthy ecosystems through native cover crops and water-efficient rootstock.

Winemaking
Our wineries are equipped with state-of-the-art technology designed to ensure optimal quality, allowing our winemaking teams a high level of visibility in reaching the desired results. Much of our wine is produced at an ISO-9001-certified plant. Once wine grapes have been harvested, the fruit is delivered by truck from the vineyard to the winery to begin the winemaking process. Each winery brand has its own winemaking team that designs and implements quality control plans for each stage of the production process. For Fiscal 2023, approximately 70% of our grape crush mix by net weight was processed at one of our wineries, and the remaining 30% was processed under our direction at custom crush partner facilities.
Great care is taken in the grape selection process to maximize the quality of grape clusters that are used in our wines. Once the winemaking team is satisfied that the grapes are of consistent ripeness and quality, the grapes are destemmed, crushed and later pumped into fermentation tanks. Once the fermentation process is complete, the wine is moved into barrels or storage tanks for cellaring. Nearly all of our wines are bottled at one of our facilities, which allows us to nimbly change bottling schedules at our facilities to meet changing demand. Across our facilities, we believe we have sufficient infrastructure, equipment and entitlements to accommodate our needs as we expand operations in the future.
At the end of bottling, labeled bottles are loaded into cases and placed in storage ready for transit. Wine must be transported by trucks, trailers or rail that are able to maintain the proper temperature to maintain the quality and integrity of the wine. Most wine sold through the DTC channel, unless collected by the customer at a tasting room, is shipped from one of several storage locations via common carrier in compliance with applicable regulations. Wine sold through the wholesale channel in California is transported by carrier to the retail account. Wine sold in the wholesale channel to distributors outside of California and exported internationally is transported by carrier to the distributor or foreign importer that purchased the wine. The distributor or foreign importer stores our wines at staging locations and fulfills orders from on- and off-premise accounts in its respective territory.
Packaging and production materials
In addition to grapes and bulk wine, we use additives to support and develop the fermentation, filtration, clarification and stabilization of the wine from tank to bottle. We source barrels from France, glass bottles from Mexico, cork from Portugal and metal packaging components from the U.S. and Europe. We are focused on diversifying our supply chain and product sourcing to be best positioned to respond to unforeseen natural events.
Long production cycle
Our red wines generally have a harvest-to-release inventory lifecycle that can range from 11 to 48 months. Our white, rosé and sparkling wines generally have a harvest-to-release inventory lifecycle that can range from eight to 44 months. While there is a cost to cellaring and storing wine for long periods before release, we believe the length of our production cycle is beneficial because it provides us visibility into future costs of goods sold, margin and return on investment, as well as an opportunity to adjust inventory volume in anticipation of changes in demand.
Our omni-channel sales and distribution platform
Once our wine is produced, there are two primary routes for it to reach our consumers: our wholesale channel, which includes sales directly to trade accounts in California and sales through distributors outside of California and our DTC channel, through which we sell directly to our consumers. Our distributors, California direct to trade accounts business and DTC channel made up 67.9%, 17.1% and 15.0%, respectively, of our net sales in Fiscal 2023.
The wholesale channel: Distributors and California direct to trade
Our wholesale business outside California operates as a part of the state and federal government-mandated three-tier system, which establishes three categories of licensees: the producer (the party that makes the wine), the distributor (the party that buys the wine from the producer and, in turn, sells it to the retailer) and the retailer (the party that sells the wine to the ultimate consumer). The U.S. alcoholic beverage regulatory framework generally prohibits alcohol producers from selling alcohol in the wholesale channel directly to trade accounts located outside of the producer’s home state. However, we are able to sell directly to trade accounts in California, as a benefit of our California (Type 02) winegrowers license.
In some states, an exclusive distributor must be assigned for each brand, and that distributor retains long-term rights to sell the brand in that state. We pride ourselves on our strong relationships with our distributors and structure these relationships within applicable law to maximize continuity and flexibility. We are sensitive to the detrimental effect on consumer buying behavior if a wine is unavailable, so we work closely with distributors to ensure consumer expectations are satisfied.
In California, our ability to sell directly to trade accounts allows us to have greater control of brand messaging and focus within the state. While few scaled producers use this route to market, The Duckhorn Portfolio has made use of this approach in California since 1980. Additionally, a small percentage of our wines are sold directly to accounts outside of California, including cruise ships, airlines and duty-free shops.
We deploy our sales force, comprised of approximately 100 dedicated sales professionals as of July 31, 2023, in our wholesale channel to support our vast network of distributors and trade accounts. Understanding how consumers will connect with brands is critical in allocating shelf and menu space. While many smaller luxury brands rely on distributors to introduce and promote their brands to retailers, our sales force takes direct action to deepen our existing distributor relationships as well as to work with trade accounts to strengthen our brand equity.
The DTC channel
Our DTC channel activities encompass seven tasting rooms, several popular and award-winning wine clubs, a robust multi-winery e-commerce website and universal shopping cart, a powerful Kosta Browne member allocation model and high-touch customer service teams. Our team of approximately 90 hospitality professionals, including seasonal and on-call employees, serve as ambassadors for our winery brands in our tasting rooms.
One catalyst of the DTC business is by-appointment seated tasting experiences supported by highly trained wine specialists who connect guests with our rarest wines, dynamic people and beautiful properties. The tasting room experience is designed to turn each guest into a brand evangelist and encourage future connections and purchases throughout our portfolio and channels.
Nearly all winery brands are available on the website via our universal shopping cart so that a consumer who discovers us for one brand or particular label will quickly be introduced to our other winery brands to fulfill their future wine needs. These strategies maximize each brand and property while driving awareness for our other world-class wines and properties, resulting in more and longer lasting connections with consumers and accounts. DTC is the channel with the highest gross profit margin and a critical marketing engine that creates brand strength to drive sales of our most expensive wines.
Marketing
Strategy
Our marketing strategy is centered around our goal of making The Duckhorn Portfolio the producer of choice for luxury wine consumers and accounts. To that end, our marketing activities are organized around three major functional areas: consumer marketing, account marketing and new product development.
Consumer marketing activities are focused on increasing awareness and creating engaged consumers through public relations, advertising, rich content creation and social/digital engagement for our wines and tasting experiences offered in our DTC channel. Our account marketing activities are focused on cultivating strong relationships and success with our top distributors and national chain accounts, including merchandising, promotions and distribution expansion. Our approach to consumer and account marketing enables us to effectively leverage and cross-promote our two top selling winery brands: Decoy and Duckhorn Vineyards.
New product development and innovation are also critical to our marketing strategy. We continue to see growth in net sales from labels developed within the last five years, such as Postmark Paso Robles, Decoy Limited Cabernet Sauvignon, Duckhorn Vineyards Oakville Cabernet Sauvignon and a sparkling Decoy Brut Cuvée. The success of our higher-priced Decoy Limited tier is cementing Decoy as a luxury winery brand with both breadth and depth.
As a globally recognized wine company, we strive to consistently and responsibly market our products in a legal, safe and compliant manner as part of our ESG initiative. We promote health and safety by requiring our employees, partners and vendors involved in the promotion of our winery brands to engage in practices and messaging consistent with responsible and safe consumption of our wines.
Marketing spend
Our annual marketing spend is divided into three major components: account-focused activities to create unique and dynamic programs; consumer-focused activities to raise winery portfolio awareness, create engagement and ultimately make a sale; and marketing spend for Kosta Browne. Account spending primarily includes support for national accounts and merchandising materials, support for the burgeoning e-commerce curbside pick-up and grocery delivery services and other advertising. Consumer spending includes public relations, advertising, events (both virtual and in-person), content creation and digital spend on podcast ads and social media influencer marketing. Having a strategic focus and budget dedicated to our top customers has yielded strong relationships and results. Kosta Browne marketing predominantly supports the annual member offerings, digital marketing programs and high-touch collateral for member unboxing experiences and events.
Social media and engagement
Our social media marketing is designed to employ captivating content to re-create the powerful community-building prowess of our founders online. With approximately 325,000 followers combined, across Instagram, Facebook and X (formerly Twitter), we increased our followers by approximately 8% in Fiscal 2023 as compared to Fiscal 2022. We surpass many of our competitors and are capitalizing on the current social media consumption trends to drive awareness, engagement, lead generation and sales, and many our social media posts celebrate diversity and the inclusive culture we enjoy. Duckhorn Vineyards and Decoy primarily focus on driving awareness and engagement, while Kosta Browne is particularly adept at using “sign-up required” social engagement, like the KB Kitchen Series featuring acclaimed top chefs, to drive new DTC membership. A material portion of our annual marketing budget is spent on social media influencer marketing, social advertising and social monitoring. These efforts primarily support our Decoy winery brand given its larger audience size.
Human capital management
Our team, our values
Our values are an integral part of our Company’s success and provide the foundation for continued growth. Our company culture has evolved as we have grown, but it has remained rooted in the shared values that were central to the vision of our founders, who focused on respect, hard work, collaboration, innovation and commitment to our mission. We work to cultivate an environment where all employees are treated fairly and with dignity, and where each team member can participate in a rewarding, challenging and productive career.
We are proud that the average tenure of our full-time employees, at approximately five years, exceeds the 2022 industry average of four years, which we believe is partially a result of programs in our employee enrichment focus area of the Social pillar of our ESG initiative. For example, because many roles at the Company have a physical component, we maintain a comprehensive injury and illness prevention program to enhance employee safety. We believe our company culture is a key competitive advantage and a strong contributor to our success.

Workforce
Our people are the core of our company and are a part of every aspect of our business. Our workforce is comprised of dedicated, passionate employees who bring insights and knowledge to the Company through a wide variety of professional experiences and backgrounds. As of July 31, 2023, we had approximately 470 full-time, 20 part-time and 50 seasonal employees, all of which are employed in the U.S. We rely on temporary personnel to supplement our workforce, primarily on our farming teams. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
Training and Development
The attraction, development, and retention of employees is a critical factor for our success. To support the growth and advancement of our employees, we offer tuition reimbursement and an array of training and professional development opportunities, including a mentorship program, professional development reviews and a variety of training workshops.
Diversity, Equity and Inclusion
Our culture of diversity and inclusion (“DE&I”) enables us to create, develop, and fully leverage the strengths of our workforce to meet our growth objectives. In the past year, we launched our DE&I initiative, providing an avenue for all employees to share experiences, recognize one another and learn to be more thoughtful in our interactions with fellow employees, customers and partners. Our DE&I efforts focus on building a foundation of respect and integrity among colleagues and recognizing the potential biases and prejudices that may exist in the workplace.
Our commitment to environmental, social and governance leadership
We believe that the management of ESG risks and opportunities we face as a company and an industry is central to our Company’s mission, because our overall success is directly linked to how responsibly and sustainably we run our business. We routinely take steps to address environmental concerns and climate change, strengthen the support of our employees and the communities in which we live and adhere to best practices in corporate governance and risk mitigation. Our ESG priorities, which are subject to change during the year, include, but are not limited to: sustainable agriculture, water conservation, responsible packaging, diversity, equity and inclusion, human capital management, health and safety, responsible beverage service practices, enterprise risk management and strategic execution and data privacy and cybersecurity. We make strategic investments to continuously strengthen our ESG program and allow for responsible management of ESG factors that may impact the long-term interests of our stockholders. Our annual Responsibility and Sustainability Report examines the oversight and management of ESG elements that are fundamental to our business, discusses how we are operationally combating climate change, as well as details our work to support our employees and communities.

Our ESG program and the respective initiatives are organized into three pillars, which each contain specific focus areas:
•Environmental. The Environmental pillar focuses on mitigating climate change through various carbon reduction initiatives, enhancing energy management, reviewing new sustainable winegrowing practices and improving water stewardship and responsible packaging and waste standards.
•Social. The Social pillar focuses on promoting diversity, equity and inclusion, enhancing community involvement and charitable engagement, reinforcing our commitment to our employees and their safety, maintaining our highest product quality standards throughout the supply chain and encouraging the responsible consumption of our wines.
•Governance. The Governance pillar focuses on upholding our commitment to ethical business conduct, integrity and corporate responsibility, discerning climate-related risks and opportunities, enhancing sustainability reporting within the Company and integrating strong governance and enterprise risk management oversight across all aspects of our business.
Our ESG program is led by our Administration Department, which supports the execution of ESG initiatives through partnership with stockholders across all departments in the Company. The Company's Nominating and Corporate Governance Committee of the Board of Directors, as well as our President, Chief Executive Officer and Chairman, provide strategic direction and oversight with respect to the evolving priorities of the ESG program and receive quarterly reports with respect to the quantitative and qualitative progress of goal attainment. In addition, we report to our stockholders the results of our ESG initiatives on an annual basis.
Regulatory matters
We, along with our third-party growers, producers, manufacturers, distributors, trade accounts and ingredients and packaging suppliers, are subject to extensive regulation in the U.S. by federal, state and local government authorities with respect to registration, production processes, product attributes, packaging, labeling, storage and distribution of wine and other products we make.
We are also subject to state and local tax requirements in all states where our wine is sold. We monitor the requirements of relevant jurisdictions to maintain compliance with all tax liability and reporting matters. In California, we are subject to a number of governmental authorities, and are also subject to city and county building, land use, licensing and other codes and regulations.
We believe we are in compliance with these statutes and regulations and that they did not adversely affect our business, liquidity, financial condition and/or results of operations during Fiscal 2023.
Intellectual property
We establish, protect and defend our intellectual property in a number of ways, including through intellectual property laws, domestic and foreign trademark protections, intellectual property licenses and social media and information security policies. We focus significant resources on tracking and monitoring our trademarks for potentially infringing marks. Our trademarks are valuable assets that reinforce the distinctiveness of our winery brands and our portfolio strength. As of July 31, 2023, we had three registered copyrights, 61 unique-mark trademarks, 6 pending trademark applications and 201 issued trademarks with the U.S. Patent and Trademark Office, foreign nations and international intellectual property organizations, such as the World Intellectual Property Organization.
In addition to trademark protection, we own numerous URL designations, including duckhorn.com, decoywines.com, kostabrowne.com, duckhornportfolio.com and duckhornwineshop.com. We maintain and actively manage numerous company websites and social media accounts on social media platforms, including Facebook, Instagram, X and LinkedIn. We claim copyright ownership of all unique content created by and for our Company published on those websites and platforms.

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
Further corporate governance information, including our board committee charters, and, code of ethics, is also available on our Investor Relations website under the heading “Governance—Governance Documents.” The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Our internet website is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report.

Item 1A. Risk Factors
Risks related to our competitive position and winery brands
The success of our business depends heavily on the strength of our winery brands.
Maintaining and expanding our reputation as a premier producer of luxury wine among our customers and the luxury wine market generally is critical to the success of our business and our growth strategy. The luxury wine market is driven by a relatively small number of active and well-regarded wine critics within the industry who have outsized influence over the perceived quality and value of wines. We have consistently produced critically acclaimed, award-winning wines across multiple winery brands in our portfolio. However, if we are unable to maintain the actual or perceived quality of our wines, including as a result of contamination or tampering, environmental or other factors impacting the quality of our grapes or other raw materials, or if our wines otherwise do not meet the subjective expectations or tastes of one or more of a relatively small number of wine critics, the actual or perceived quality and value of one or more of our wines could be harmed, which could negatively impact not only the value of that wine, but also the value of the vintage, the particular brand or our broader portfolio. The winemaking process is a long and labor-intensive process that is built around yearly vintages, which means that once a vintage has been released, we are not able to make further adjustments to satisfy wine critics or consumers. As a result, we are dependent on our winemakers and tasting panels to ensure that every wine we release meets our exacting quality standards.
With the use of social media, word within the luxury wine market spreads quickly, which can accentuate both the positive and the negative reviews of our wines and of wine vintages generally. Public perception of our winery brands could be negatively affected by adverse publicity or negative commentary on social media outlets, particularly negative commentary on social media outlets that goes “viral,” or our responses relating to, among other things:
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
If we do not produce wines that are well-regarded by the relatively small wine critic community, the luxury wine market will quickly become aware and our reputation, winery brands, business, results of operations and financial condition could be materially and adversely affected. In addition, if certain vintages receive negative publicity or consumer reaction, whether as a result of our wines or wines of other producers, our wines in the same vintage could be adversely affected. Unfavorable publicity, whether accurate or not, related to our industry, us, our winery brands, marketing, personnel, operations, business performance or prospects could also unfavorably affect our corporate reputation, stock price, ability to attract high-quality talent or the performance of our business.
Any contamination or other quality control issue could have an adverse effect on sales of the impacted wine or our broader portfolio of winery brands. If any of our wines become unsafe or unfit for consumption, cause injury or are otherwise improperly packaged or labeled, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread recall, multiple recalls or a significant product liability judgment against us could cause our wines to be unavailable for a period of time, depressing demand and our brand equity. Even if a product liability claim is unsuccessful or is not fully pursued, any resulting negative publicity could adversely affect our reputation with existing and potential customers and accounts, as well as our corporate and individual winery brand images in such a way that current and future sales could be diminished. In addition, should a competitor experience a recall or contamination event, we could face decreased consumer confidence by association as a producer of similar products. Although we carry insurance to protect against certain potential errors in the production process, such insurance is subject to deductibles and may not be sufficient to compensate for the value of losses incurred in connection with product liability claims or recalls.
Additionally, third parties may sell wines or inferior brands that imitate our winery brands or that are counterfeit versions of our labels, and customers could be duped into thinking that these imitation labels are our authentic wines. For example, from time to time we have been notified of instances of potential counterfeiting related to a small amount of wine in foreign jurisdictions. Third parties, including third parties who acquire our wine and resell it on the secondary market, may also fail to properly store our wines in advance of offering them for sale, possibly resulting in a product that would not meet our high-quality standard. A negative consumer experience with such a wine could cause them to refrain from purchasing our winery brands in the future and damage our brand integrity. Any failure to maintain the actual or perceived quality of our wines could materially and adversely affect our business, results of operations and financial condition.
Damage to our reputation or loss of consumer confidence in our wines for any of these or other reasons could result in decreased demand for our wines and could have a material adverse effect on our business, results of operations and financial condition, as well as require additional resources to rebuild our reputation, competitive position and winery brand strength.
We face significant competition with an increasing number of products and market participants that could materially and adversely affect our business, results of operations and financial condition.
Our industry is intensely competitive and highly fragmented. Our wines compete in the luxury and ultra-luxury tiers within the wine industry and with many other domestic and foreign wines. Our wines also compete with popularly priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for drinker acceptance and loyalty, shelf space and prominence in retail stores, presence and prominence on restaurant wine lists and for marketing focus by the Company’s independent distributors, many of which carry extensive portfolios of wines and other alcoholic beverages. This competition is driven by established companies as well as new entrants in our markets and categories. In the U.S., wine sales are relatively concentrated among a limited number of large suppliers. Our competitors may have more robust financial, technical, marketing and distribution networks and public relations resources than we have. As a result of this intense competition, combined with our growth goals, we have experienced and may continue to face upward pressure on our selling, marketing and promotional efforts and expenses. There can be no assurance that in the future we will be able to successfully compete with our competitors or that we will not face greater competition from other wineries and beverage manufacturers.
If we are unable to successfully compete with existing or new market participants, or if we do not effectively respond to competitive pressures, we could experience reductions in market share and margins that could have a material and adverse effect on our business, results of operations and financial condition.
Consolidation of the distributors of our wines, as well as the consolidation of retailers, may increase competition in an already crowded space and may have a material adverse effect on our business, results of operations and financial condition.
Other than sales made directly to trade accounts in California or directly to consumers through our DTC channel, the majority of our wine sales are made through independent distributors for resale to retail outlets, restaurants, hotels and private clubs across the U.S. and in some overseas markets. Sales to distributors are expected to continue to represent a substantial portion of our future net sales. Consolidation among wine producers, distributors, wholesalers, suppliers and retailers could create a more challenging competitive landscape for our wines. Consolidation at any level could hinder the distribution and sale of our wines as a result of reduced attention and resources allocated to our winery brands both during and after transition periods, because our winery brands might represent a smaller portion of the new business portfolio. Furthermore, consolidation of distributors may lead to the erosion of margins as newly consolidated distributors take down prices or demand more margin from existing suppliers. Changes in distributors’ strategies, including a reduction in the number of brands they carry or the allocation of resources for our competitors’ brands or private label products, may adversely affect our growth, business, results of operations, financial condition and market share. Distributors of our wines offer products that compete directly with our wines for inventory and retail shelf space, promotional and marketing support and consumer purchases. Expansion into new product categories by other suppliers or innovation by new entrants into the market could increase competition in our product categories.
An increasingly large percentage of our net sales is concentrated within a small number of wholesale customers. Our five largest customers represented approximately 51% of total net sales in Fiscal 2023. Additionally, a substantial portion of our wholesale channel is commanded by large retailers. The purchasing power of these companies is significant, and they have the ability to command concessions. There can be no assurance that the distributors and retailers we use will continue to purchase our wines or provide our wines with adequate levels of promotional and merchandising support. The loss of one or more major accounts or the need to make significant concessions to retain one or more such accounts could have a material and adverse effect on our business, results of operations and financial condition.
A reduction in consumer demand for wine, which may result from a variety of factors, including demographic shifts, desirable substitutes and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial condition.
Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, changes in discretionary income (including as a result of inflation of the price of consumer products and the resulting economic disruption), public health policies and perceptions and changes in leisure, dining and beverage consumption patterns. Our continued success will require us to anticipate and respond effectively to shifts in consumer behavior and drinking tastes. If consumer preferences were to move away from our luxury winery brands or labels, our results of operations would be materially and adversely affected.
While over the past several years there has been a modest increase in consumption of luxury wine in the U.S. market, a limited or general decline in consumer demand could occur in the future due to a variety of factors, including:
•a general decline in economic or geopolitical conditions including, as a result of inflation, or the increase in price of consumer products;
•a general decline in the consumption of alcoholic beverage products in on-premise establishments, such as those that may result from stricter laws relating to driving while under the influence of alcohol and changes in public health policies;
•a generational, demographic or other shift in consumer preferences away from wines to other alcoholic beverages or other substitutes;
•increased activity of anti-alcohol groups;
•concern about the health consequences of consuming alcoholic beverage products;
•increased federal, state, provincial, and foreign excise, or other taxes on beverage alcohol products and increased restrictions on beverage alcohol advertising and marketing; and
•consumer dietary preferences favoring lower-calorie alcoholic and non-alcoholic beverages.
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

The consumer reception of the launch and expansion of our product offerings is inherently uncertain. New producers may present new and unknown risks and challenges in production and marketing that we may fail to manage optimally and could have a materially adverse effect on our business, results of operations and financial condition.
New product development and innovation is a key part of our marketing strategy. To continue our growth and compete with new and existing competitors, we may need to innovate and develop a robust pipeline of new wines. The launch and continued success of a new wine is inherently uncertain, particularly with respect to consumer appeal and market share capture. An unsuccessful launch may impact consumer perception of our existing winery brands and reputation, which are critical to our ongoing success and growth. Unsuccessful implementation or short-lived success of new wines may result in write-offs or other associated costs which may materially and adversely affect our business, results of operations and financial condition. In addition, the launch of new product offerings may result in cannibalization of sales of existing products in our portfolio.
Due to the three-tier alcohol beverage distribution system in the United States, we are heavily reliant on our distributors and government agencies that resell alcoholic beverages in all states except California, where we self-distribute our wines to trade accounts. A significant reduction in distributor demand for our wines would materially and adversely affect our sales and profitability.
Due to regulatory requirements in the U.S., we sell a significant portion of our wines to wholesalers for resale to trade accounts, and in some states, directly to government agencies for resale. In California we sell directly to retail accounts rather than via a wholesaler, which we refer to as direct to trade. Additionally, a small percentage of our wines are sold directly to accounts outside of California, including cruise ships, airlines and duty-free shops. A change in the relationship with any of our significant distributors could harm our business and reduce our sales.
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
Our marketing strategy involves continued expansion of our DTC channel, which may present risks and challenges that we have not yet experienced or contemplated, or for which we are not adequately prepared. These risks and challenges, including changes to the judicial, legal or regulatory framework applicable to our DTC business and failures of third-party shipping and IT partners, could negatively affect our sales in these channels and our profitability.
The marketplace in which we operate is highly competitive and in recent years has seen the entrance of new competitors and products targeting similar customer groups as our business. To stay competitive and forge new connections with customers, we are continuing to invest in the expansion of our DTC channel.
Expanding our DTC channel may require significant investment in tasting room development, e-commerce platforms, marketing, fulfillment, IT infrastructure and other known and unknown costs. The success of our DTC channel depends on our ability to maintain the efficient and uninterrupted operation of online order processing and fulfillment and delivery operations. As such, we are heavily dependent on the performance of our shipping and technology partners. Any system interruptions or delays could prevent potential customers from purchasing our wines directly or from receiving the wine they purchase in a timely manner, both of which could negatively impact our business.
Our ability to ship wines directly to our customers is the result of court rulings, including the U.S. Supreme Court ruling in Granholm v. Heald, which allow, in certain circumstances, shipments to customers of wines from out-of-state wineries. Any changes to the judicial, legal or regulatory framework applicable to our DTC business that reduce our ability to sell wines in most states in the DTC channel could have a materially adverse effect on our business, results of operations and financial condition.
We may be unable to adequately adapt to shifts in consumer preferences for points of purchase, such as an increase in at-home delivery, and our competitors may react more rapidly or with improved customer experiences. A failure to react quickly to these and other changes in consumer preferences, or to create infrastructure to support new or expanding sales channels may materially and adversely affect our business, results of operations and financial condition.
Our advertising and promotional investments may affect our financial results but not be effective.
We have incurred, and expect to continue to incur, significant advertising and promotional expenditures to enhance our winery brands and raise consumer awareness in both existing and emerging categories. These expenditures may adversely affect our results of operations in a particular quarter or even a full fiscal year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in our quarterly results of operations. While we strive to invest only in effective advertising and promotional activities in both the digital and traditional segments, it is difficult to correlate such investments with sales results, and there is no guarantee that our expenditures will be effective in building brand strength or growing long-term sales.
A decrease in wine score ratings by important rating organizations could have a negative impact on our ability to create demand for and sell our wines. Sustained negative scores could reduce the prominence of our winery brands and carry negative association across our portfolio which could materially and adversely affect our sales and profitability.
Our winery brands and individual labels are issued ratings or scores by wine rating organizations, and higher scores often drive greater demand and, in some cases, higher pricing. Many of our winery brands and labels have consistently ranked among the top U.S. luxury wine brands and have generally received positive reviews across multiple appellations, varieties, styles and price points from many of the industry’s top critics and publications. These positive third-party reviews have been important to maintaining and expanding our reputation as a luxury wine producer. However, we have no control over ratings issued by third parties or the methodology they use to evaluate our wines, which may not continue to be favorable to us in the future. If our new or existing winery brands or labels are assigned significantly lower ratings, if our winery brands or labels consistently receive lower ratings over an extended period of time or if any of our competitors’ new or existing brands are assigned comparatively higher ratings, our customers’ perception of our winery brands and our labels and demand for our wines could be negatively impacted, which could materially and adversely affect our sales and profitability.
Risks related to our production of wine and the occurrence of natural disasters
If we are unable to obtain adequate supplies of premium grapes and bulk wine from third-party grape growers and bulk wine suppliers, the quantity or quality of our annual production of wine could be adversely affected, causing a negative impact on our business, results of operations and financial condition.
The production of our luxury wines and the ability to fulfill the demand for our wines is restricted by the availability of premium grapes and bulk wines from third-party growers. On average, between 2020 and 2022, approximately 10% of our grape inputs per year came from our own Estate properties and the remaining amount primarily came from third parties in the form of contracted grapes and contracted bulk wine.

As we continue to grow, we anticipate that a greater percentage of our production will rely on third-party suppliers as the yield from our Estate properties is likely to remain relatively stable. If we are unable to source grapes and bulk wine of the requisite quality, varieties and geographies, among other factors, our ability to produce wines to the standards, quantity and quality demanded by our customers could be impaired.
Factors including climate change, agricultural risks, competition from other grape purchasers, water availability, land use, wildfires, floods, drought, disease and pests could impact the quality and quantity of grapes and bulk wine available to our Company. Furthermore, these potential disruptions in production may drive up demand for grapes and bulk wine creating higher input costs or the inability to purchase these materials. In recent years, we have observed volatility in the grape market. We may experience upward price pressure in future harvest seasons due to factors including the general volatility in the grape and bulk wine markets, widespread insured and/or uninsured losses and overall stress on the agricultural portion of the supply chain. As a result, our business, results of operations and financial condition could be materially and adversely affected both in the year of the harvest and in future periods.
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
A significant portion of our agricultural yield, wineries and tasting rooms, and our corporate headquarters, are located in a region of California that is prone to natural disasters such as wildfires, floods and earthquakes. Natural disasters may also interrupt critical infrastructure, such as electricity, which may be suspended for a prolonged period of time as a preventative or reactive measure to natural disasters. In recent years, we have experienced wildfires of varying duration and severity in California. At various times during some of these fires, operations at certain of our properties were impacted. These fires also resulted in power outages and limited our access to and productivity at certain of our facilities, which negatively impacted our production and operations. The grapes in our vineyards and the vineyards of the growers from which we are contracted to purchase grapes are susceptible to potential smoke damage as a result of wildfires in the region, which, in some cases, can impact the quality of the grapes, making them unusable or decreasing their value in the production of our wine, as occurred as a result of the fires in 2020.
A significant portion of our net sales is derived from our DTC channel, which depends in part on guest visits to our tasting rooms. Natural disasters and severe weather, and negative press coverage of such incidents, have in the past and could in the future negatively impact the number of tourists visiting Northern California, which could, in turn, decrease visits to our tasting rooms. Any decrease in visits to our tasting rooms could negatively impact our DTC channel, which could have a materially adverse impact on our business, results of operations and financial condition.
Some of our vineyards and wineries are located in areas susceptible to flooding. In 2019, substantial flooding in the Russian River Valley caused damage to one of our facilities and tasting rooms and caused more substantial damage to other nearby wineries and vineyards. Additionally, in 2014, a 6.0 magnitude earthquake occurred in Napa County that caused significant damage to certain wineries and businesses in the area.
While we have mitigation and avoidance strategies in place to minimize the damage to our properties, remediate smoke taint present in some wine and mitigate other losses resulting from fires, floods and other natural disasters, we cannot be certain such strategies will be sufficient in the event of future fires, earthquakes or flooding, particularly if such events increase in severity, duration or geographic scope. Failure to adequately mitigate future climate risks or more extreme and adverse conditions at any of our properties or the properties of our suppliers could result in the partial or total loss of physical inventory, production facilities, tasting rooms or event spaces, which could have a materially adverse impact on our business, results of operations and financial condition.
A failure to adequately prepare for supply chain disruptions or other adverse events that could cause disruption to elements of our business, including our grape harvesting, blending, inventory aging or distribution of our wines could materially and adversely affect our business, results of operations and financial condition.
Disruptions to our operations, or the operations of any of our suppliers or third-party production or storage facilities or shipping partners, caused by adverse weather, natural disasters, public health emergencies, human error or other unforeseen circumstances may adversely affect our business, results of operations and financial condition. A consequence of any of these or supply or supply chain disruptions, including the temporary inability to produce our wines due to the closure of our production sites or an inability to transport our wines at a reasonable cost or at all, could prevent us from meeting consumer demand in the near term or long-term for our aged wines. The occurrence of any such disruptions during a peak time of demand for such processed materials could increase the magnitude of the effect on our distribution network and sales. In addition, distributors may seek to maintain larger inventories of our wine as a consequence of these disruptions. Failure to adequately prepare for and address any such disruptions could materially and adversely affect our business, results of operations and financial condition.
A catastrophic event causing physical damage, disruption or failure at any one of our major production or storage facilities, or any third-party facility where our wine is produced or stored, could adversely affect our business. As many of our wines require aging for some period of time, we maintain a substantial inventory of aged and maturing wines in warehouses at a number of different locations in California and Washington. Human error in the production process, including during wine blending, as well as human errors that lead to leaks or spillage may result in lost or damaged inventory. The loss of a substantial amount of aged inventory through fire, accident, earthquake, other natural or man-made disaster, contamination or otherwise could significantly reduce the supply of the affected wine or wines, including our aged wines, which are typically our highest priced and limited production wines.
Any disruptions that cause forced closure or evacuation could materially harm our business, results of operations and financial condition. Additionally, should multiple closings occur, we may lose guest confidence that could result in a reduction in visitation to our tasting rooms and direct sales, which could materially and adversely affect our business, results of operations and financial condition.
If we fail to effectively expand or optimize our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.
While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we may need to expand these capabilities in the future as we continue to grow and scale our business. There is risk in our ability to effectively scale and optimize production and processing and effectively manage our supply chain requirements. We must accurately forecast demand for our products to ensure we have sufficient processing and manufacturing capacity to effectively meet consumer demand. Conversely, if we overestimate our demand or overbuild our capacity, we may have significantly underutilized supply or other assets and may experience reduced margins. If we do not accurately align our processing and manufacturing capabilities with demand, our business, results of operations and financial condition could be adversely affected.
We may occasionally acquire or build new wine production or tasting rooms to meet business needs. If the design, permitting, or building process do not go as planned, if acquired facilities are not brought up to full processing or use capacity, or if we are unable to hire, train and retain employees to support additional production facilities or tasting rooms, we may not be able to fully realize the potential benefits of such additional facilities and our business, results of operations and financial condition could be adversely affected.
The inherent uncertainty in supply/demand forecasting could adversely affect our business, particularly with respect to our aged products.
Due to the long production cycle of our products, there is an inherent risk of forecasting imprecision in determining the quantity of aged and maturing products to produce and hold in inventory in a given year for future sale. The forecasting strategies we use to balance product supply with fluctuations in consumer demand may not be effective for particular years or products. Factors that affect our ability to forecast accurately include changes in business strategy, market demand, consumer preferences, macroeconomic conditions, introductions of competing products, and other changes in market conditions. Additionally, our supply of aged products can deviate from expectations and forecasts. Such forecasting errors could lead to our inability to meet the objectives of our business strategy, failure to meet future demand, or a future surplus of inventory. Further, we may not be successful in using certain strategies, such as pricing changes, to create the desired balance of available supply and consumer demand. As a result, we may be unable to meet consumer demand for the affected products for a period of time. Furthermore, not having our products in the market consistently may adversely affect our brand equity and future sales.
Inclement weather, drought, pests, plant diseases and other factors could reduce the amount or quality of the grapes available to produce our wines, which could materially and adversely affect our business, results of operations and financial condition.
A shortage in the supply of quality grapes may result from the occurrence of any number of factors that determine the quality and quantity of grape supply, including adverse weather conditions (including more frequent and intense heatwaves, frosts, drought and excessive rainfall), and various diseases, pests, fungi and viruses such as Red Blotch, Pierce’s Disease or the European Grapevine Moth. Factors that reduce the quantity of grapes we, or the growers with which we contract, grow may also reduce their quality. We cannot anticipate changes in weather patterns and conditions, and we cannot predict their impact on our operations if they were to occur. We also cannot guarantee that our efforts to prevent and control any pest and plant disease infestation will be successful, or that any such infestations will not have a material impact on the properties of any of our suppliers. Any shortage could cause an increase in the price of some or all of the grape varieties required for our wine production or a reduction in the amount of wine we are able to produce, which could materially and adversely affect our business, results of operations and financial condition.
If we are unable to identify and obtain adequate supplies of quality agricultural, winemaking and packaging materials, water and other supplies, or if there is an increase in the cost of the commodities, power, fuel or other products, as a result of inflation or scarcity, our profitability and production and distribution capabilities could be negatively impacted, which would materially and adversely affect our business, results of operations and financial condition.
We use a large volume of grapes and other raw materials to produce and package our wine, including barrels, glass bottles, corks, winemaking additives and water, as well as large amounts of packaging materials, including metal, cork, glass and cardboard. We purchase raw materials and packaging materials under contracts of varying maturities from domestic and international suppliers. Glass bottle costs are one of our largest packaging components of cost of goods sold. In North America, glass bottles have only a small number of producers. An inability of any of our glass bottle suppliers to satisfy our requirements could materially and adversely affect our business. In addition, costs and programs related to mandatory recycling and recyclable materials deposits have and could continue to be adopted in states or countries of manufacture, imposing additional and unknown costs to manufacture products utilizing glass bottles.
The amount of water available for use is important to the supply of our grapes and winemaking, other agricultural raw materials and our ability to operate our business. If climate patterns change and droughts become more severe, there may be a scarcity of water or poor water quality, which may affect our production costs, consistency of yields or impose capacity constraints. We depend on sufficient amounts of quality water for the operation of our wineries, as well as to irrigate our vineyards and conduct our other operations. The suppliers of the grapes and other agricultural raw materials we purchase also depend upon sufficient supplies of quality water for their vineyards and fields. Prolonged or severe drought conditions in the western U.S. or restrictions imposed on our irrigation options by governmental authorities could have an adverse effect on our operations in the region. If water available to our operations or the operations of our suppliers becomes scarcer, restrictions are placed on our usage of water or the quality of that water deteriorates, we may incur increased production costs or face manufacturing constraints which could negatively affect our production. Even if quality water is widely available to us, water purification and waste treatment infrastructure limitations could increase our costs or constrain the operation of our production facilities and vineyards. Any of these factors could materially and adversely affect our business, results of operations and financial condition.
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
Our supply and the price of raw materials, packaging materials and energy and the cost of freight and labor used in our productions and distribution activities could be affected by a number of factors beyond our control, including market demand, supply chain issues, global geopolitical events (especially their impact on energy prices), economic factors affecting growth decisions, exchange rate fluctuations and inflation. To the extent any of these factors, including inflation, affect the prices of ingredients or packaging, or we do not effectively or completely hedge changes in commodity price risks, or are unable to recoup costs through increases in the price of our finished wines, our business, results of operations and financial condition could be materially and adversely affected.
Risks related to our business
The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations.
We are subject to risks associated with adverse economic conditions in the U.S. and globally, including economic slowdown or recession, inflation, and the disruption, volatility and tightening of credit and capital markets. Since our operations and our customers are mainly in the U.S., we are particularly susceptible to consumer trends market fluctuations, adverse regulations, the economic climate and other adverse events in the U.S. Recent events, including the COVID-19 pandemic, military conflict between Russia and Ukraine, inflationary conditions and rising interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession, may lead to decreased consumer spending on discretionary items, including wine.
In general, positive conditions in the broader economy promote customer spending on wine, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on wine. Unemployment, tax increases, governmental spending cuts or a return of high levels of inflation could affect consumer spending patterns and purchases of our wines and other alcoholic beverage products. Reduced consumer discretionary spending and reduced consumer confidence could negatively affect the trend towards consuming luxury wines and could result in a reduction of wine and beverage alcohol consumption in the U.S. generally. In particular, extended periods of high unemployment, lower consumer discretionary spending and low consumer confidence could result in lower DTC sales than expected, lower wholesale sales of our ultra-luxury winery brands in favor of luxury winery brands which have a lower average sales price, and generally lower gross profit margins and lower overall sales, which could negatively impact our business and results of operations. These conditions could also create or worsen credit issues, cash flow issues, access to credit facilities and other financial hardships for us and our suppliers, distributors, accounts and consumers. Our inability, or an inability of our suppliers, distributors and retailers, to access liquidity could impact our ability to produce and distribute our wines.
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
Our sales and pricing are subject to seasonal fluctuations. Our net sales are typically highest in the first half of our fiscal year due to increased consumer demand leading up to and around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season, which has the effect of lowering average selling prices as a result of the shift in sales channel mix as well as the use of distributor and retail sales discounts and promotions in our wholesale channel. In Fiscal 2023, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 26%, 23% and 24%, respectively, of our total net sales for the year. Due to the relative importance of the first and second fiscal quarters, slower than anticipated demand for our wines in those quarters could have a materially adverse effect on our annual fiscal results. A failure by us to adequately prepare for periods of increased demand, or any event that disrupts our distribution channels during the first half of each fiscal year, could have a material adverse effect on our business and results of operations. A number of other factors which are difficult to predict could also affect the seasonality or variability of our financial performance. Therefore, you should not rely on the results of a single fiscal quarter as an indication of our annual results or future performance.
If we are unable to secure and protect our intellectual property in domestic and foreign markets, including trademarks for our winery brands, vineyards and wines, the value of our winery brands and intellectual property could decline, which could have a material and adverse effect on our business, results of operations and financial condition.

Our future success depends significantly on our ability to protect our current and future winery brands and wines and to enforce and defend our trademarks and other intellectual property rights. We rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to secure and protect our intellectual property rights. We have been granted 61 trademark registrations in the U.S. and numerous trademark registrations in other countries covering many of our winery and wine brands, and we have filed, and expect to continue to file, trademark applications seeking to protect newly-developed winery and wine brands. We cannot be sure that trademark registrations will be issued to us under any of our trademark applications. Our trademark applications could be opposed by third parties, and our trademark rights, including registered trademarks, could also be challenged. We cannot assure you that we will be successful in defending our trademarks in actions brought by third parties.
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
Notwithstanding any trademark registrations held by us, a third party could bring a lawsuit or other claim alleging that we have infringed that third party’s trademark rights. Any such claims, with or without merit, could require significant resources to defend, could damage the reputation of our winery brands, could result in the payment of compensation (whether as a damages award or settlement) to such third parties, and could require us to stop using our winery brands’ trademarks or otherwise agree to an undertaking to limit that use. In addition, our actions to monitor and enforce trademark rights against third parties may not prevent counterfeit products or products bearing confusingly similar trademarks from entering the marketplace, which could divert sales from us, tarnish our reputation or reduce the demand for our products or the prices at which those products are sold. Any enforcement litigation brought by us, whether or not successful, could require significant costs and resources, and divert the attention of management, which could negatively affect our business, results of operations and financial condition. Third parties may also acquire and register domain names that are confusingly similar to or otherwise damaging to the reputation of our trademarks, and we may not be able to prevent or cancel any such domain name registrations.
We may not be fully insured against catastrophic perils, including catastrophic loss or inaccessibility of wineries, production facilities and/or distribution systems resulting from fire, wildfire, flood, wind events, earthquake and other perils, which may cause us to experience a material financial loss.
If any of our vineyards or facilities were to experience a catastrophic loss in the future, it could disrupt our operations, delay production, shipments and our recognition of revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed and our business and operating results could be materially and adversely affected. Although we carry insurance to cover property and inventory damage and business interruption, these coverages are subject to deductibles and self-insurance obligations, as well as caps on coverage that could be below the value of losses we could incur in certain catastrophic perils. Furthermore, claims for recovery against our insurance policies can be time-consuming, and may result in significant delays between when we incur damages and when we receive partial or full payment under our insurance policies.
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
We and other companies operating in the alcoholic beverage industry are, from time to time, exposed to class action or other private or governmental litigation and claims relating to product liability, alcohol marketing, advertising or distribution practices, alcohol abuse problems or other health consequences arising from the excessive consumption of or other misuse of alcohol, including underage drinking. Various groups have, from time to time, publicly expressed concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. These campaigns could result in an increased risk of litigation against the Company and our industry. Lawsuits have been brought against beverage alcohol companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices and underage drinking. While these lawsuits have been largely unsuccessful in the past, others may succeed in the future.
From time to time, we may also be party to other litigation or proceedings in the ordinary course of our operations, including in connection with commercial disputes, employment disputes, personal injury claims, enforcement or other regulatory actions by tax, customs, competition, environmental, anti-corruption and other relevant regulatory authorities, or securities- related class action lawsuits, particularly following any significant decline in the price of our securities. Any such litigation or other actions may be expensive to defend and result in damages, penalties or fines as well as reputational damage to our Company and our winery brands and may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments may result in an increase in future insurance premiums, and any judgements for which we are not fully insured may result in a significant financial loss and may materially and adversely affect our business, results of operations and financial condition.
Our failure to adequately manage the risks associated with acquisitions or divestitures, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition or results of operations.
As part of our growth strategy, we make acquisitions from time to time that we believe will provide a strategic fit with our business and will increase long-term stockholder value. Acquisitions involve risk and uncertainties, including potential difficulties integrating the acquired company into our operations and culture, implementing and maintaining consistent U.S. public company standards and controls, or controlling exposure to unknown liabilities, as well as possible loss of key accounts, customers or employees and impacts on the perception of existing brands. We may not effectively integrate the business or product offerings of acquired companies into our business or may fail to do so within the anticipated costs or timeframes. We may also fail to retain key customers and suppliers or key employees of acquired companies or successfully implement our business plan for the combined business. In addition, our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions may vary materially from previous estimates and we may fail to realize fully anticipated cost savings, growth opportunities or other potential synergies. We cannot be certain that the fair value of acquired companies or investments will remain constant.
Acquisitions and investments could also result in additional debt and related interest expenses, the issuance of additional shares and, consequently, a reduction in our earning per share or other financial results. If the financial performance of our Company, as supplemented by the companies acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations.
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
We cannot assure that we will realize the expected benefits of acquisitions, divestitures, investments, or new products. We cannot assure that the internal control over financial reporting of entities which we consolidate as a result of our investment activities will be as robust as the internal control over financial reporting for our wholly-owned subsidiaries. Our failure to adequately manage the risks associated with acquisitions, divestitures, investments, or new products or the failure of an entity with which we have an equity or membership interest could have a material adverse effect on our business, results of operations or financial condition.
A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations, and if the failure is prolonged, our financial condition.
We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; wine, grape and other inventory tracking; supply and demand planning; production; shipping wines to customers; hosting our winery websites and marketing products to consumers; collecting and storing customer, consumer, employee, stockholder, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing and sharing confidential and proprietary research, business plans and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.
Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other types of attacks pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability, and integrity of our data, and we have in the past, and may in the future, experience cyberattacks and other unauthorized access attempts to our IT systems. Because the techniques used to obtain unauthorized access are constantly changing and often are not recognized until launched against a target, we or our vendors may be unable to anticipate these techniques or implement sufficient preventative or remedial measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyber-attack, the integrity and safety of our data could be at risk or we may incur unforeseen costs impacting our financial condition. Although we carry insurance covering cyber-attacks, including ransomware, these coverages are subject to deductibles and self-insurance obligation, as well as caps on coverage that could be below the value of losses we could incur. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputational, competitive or business harm, which may adversely affect our business, results of operations and financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems. A greater percentage of our employees are now working remotely some or all of the time, which may further increase our vulnerability to cybercrimes and cyberattacks and increase the stress on our technology infrastructure and systems. Although we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches or failures of our IT systems, networks and services.
Our failure to adequately maintain and protect or otherwise process personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.
We collect, use, store, disclose, transfer and protect (collectively, “process”) personal information, including from employees, customers and potential customers, in connection with the operation of our business. A wide variety of federal, state, local and international laws as well as regulations and industry guidelines apply to the processing of personal information and may vary between jurisdictions or conflict with other rules. Data protection and privacy laws and regulations are evolving, subject to differing interpretations and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
A variety of data protection legislation apply in the U.S. at both the federal and state level, including new laws that may impact our operations. For example, in June 2018, the State of California enacted the CCPA. The CCPA defines “personal information” in a broad manner and generally requires companies that collect, use, share and otherwise process personal information of California residents to make disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties for purposes of cross-contextual advertising or the sale of personal information, allows consumers to exercise certain rights with respect to any personal information collected and provides a new cause of action for data breaches.
Failure to comply with the CCPA could result in and provides for penalties for noncompliance of up to $7,500 per violation. Additional states have either passed or are considering data protection laws with similarly broad requirements. Other states, including Virginia, Connecticut, and Colorado, have adopted privacy laws that are either in effect or go into effect this year with similarly significant requirements. However, these regulations will only apply to us in the event that we process the personal information of more than 100,000 residents of those states in a given year.
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
Compliance with these and any other applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new privacy and data protection laws and regulations. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill (both in relation to existing customers and prospective customers) any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Evolving and changing definitions of personal information, personal data, and similar concepts within the E.U., U.K., the U.S. and elsewhere, especially relating to classification of IP addresses, device identifiers, location data, household data and other information we may collect, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of such information and data. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our wines by existing and potential customers.
If we fail to effectively price our products or implement price increases, our financial condition may be adversely affected.
The prices of our products are driven by numerous factors, including supply costs, consumer demand, inflation and market conditions. In response to such conditions, we may increase prices on certain of our products, which may result in a decrease in sales volume, demand for our products, and an ability to attract new customers. If price increases result in a greater spread between the price of our products and the price of competitors’ products, consumers may be less willing to pay a premium for our products, particularly in times of economic uncertainty. Additionally, our retail customers may not accept such price increases or may require increased promotional activity. If we cannot effectively price our products or carry out price increases, our business, results of operations and financial condition, could be adversely affected.
Failure to appropriately address certain emerging ESG matters important to our investors could have a material adverse impact on our reputation and, as a result, our business.
There is an increased focus from investors, customers, associates, business partners and other stockholders with respect to certain ESG matters. The expectations related to ESG matters are rapidly evolving, and we announce initiatives and goals related to ESG matters from time to time. We could fail in achieving our ESG initiatives or goals or fail, or be perceived to fail, to act responsibly in our ESG efforts or in accurately reporting our progress on our initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals. Such events could cause us to suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our appeal to consumers. This may also impact our ability to attract and retain talent to compete in the marketplace.
Public health crises could negatively impact our business, results of operations and financial condition.
The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and may continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the U.S. The emergence of another pandemic, epidemic, or infectious disease outbreak could have a similar effect. The impacts of such public health crises could include the following impacts, among others:

•disruptions in consumer purchasing behavior;
•the possibility of tasting room, restaurant and retailer closures or reduced operating hours;
•disruption to our distribution centers and our third-party manufacturing partners and other vendors, including the effects of facility closures as a result of outbreaks of COVID-19 or other illnesses, or measures taken by federal, state or local governments to reduce its spread, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfecting procedures; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.
The COVID-19 pandemic contributed significantly to global supply chain constraints, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays strained domestic and international supply chains, resulting in transportation delays as well as labor and container shortages, and affected the flow or availability of certain products. Other future public health crises could have a similar effect.
The further spread of COVID-19 or the emergence of another pandemic, epidemic or infectious disease outbreak, including any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, results of operations, cash flows and financial condition. Such events could materially increase our costs, negatively impact our sales and damage our results of operations and financial condition, possibly to a significant degree. The extent of the impact of such events on our business cannot be predicted.
Risks related to regulation
As a producer of alcoholic beverages, we are regularly the subject of regulatory reviews, proceedings and audits by governmental entities, any of which could result in an adverse ruling or conclusion, and which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
We are subject to extensive regulation in the U.S. by federal, state and local laws regulating the production, distribution and sale of consumable food items, and specifically alcoholic beverages, including by the Alcohol and Tobacco Tax and Trade Bureau and the Food and Drug Administration. These and other regulatory agencies impose a number of product safety, labeling and other requirements on our operations and sales. In California, where most of our wines are made, we are subject to alcohol-related licensing and regulations by many authorities, including the Department of Alcohol Beverage Control, which investigates applications for licenses to sell alcoholic beverages and reports on the moral character and fitness of alcohol license applicants and the suitability of premises where sales are to be conducted.
Any governmental litigation, fines or restrictions on our operations resulting from the enforcement of these existing regulations or any new legislation or regulations could have a material adverse effect on our business, results of operations and financial condition. Any government intervention challenging the production, marketing, promotion, distribution or sale of beverage alcohol or specific brands could affect our ability to sell our wines. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business, results of operations or financial condition. Adverse developments in major lawsuits concerning these or other matters could result in management distraction and have a material adverse effect on our business. Changes to the interpretation or approach to enforcement of regulations may require changes to our business practices or the business practices of our suppliers, distributors or customers. The penalties associated with any violations or infractions may vary in severity and could result in a significant impediment to our business operations and could cause us to have to suspend sales of our wines in a jurisdiction for a period of time.

New and changing environmental requirements, and new market pressures related to climate change, could materially and adversely affect our business, results of operations and financial condition.
There has been significant public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Federal regulations govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogs to federal regulations and authorities intended to serve similar purposes. In California, we are also subject to state-specific rules, such as those contained in the California Environmental Quality Act, California Air Resources Act, Porter-Cologne Water Quality Control Act, California Water Code sections 13300-13999 and Title 23 of the California Administrative Code and various sections of the Health and Safety Code. We are subject to local environmental regulations that address a number of elements of our wine production process, including air quality, the handling of hazardous waste, recycling, water use and discharge, emissions and traffic impacts. Compliance with these and other environmental regulations requires significant resources. Continued regulatory and market trends towards sustainability may require or incentivize us to make changes to our current business operations. We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses and the cost of capital improvements for our vineyards and wineries to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that we have estimated. We may incur costs associated with environmental compliance arising from events we cannot control, such as unusually severe floods, earthquakes or fires. We cannot assure that our costs in relation to these matters will not exceed our projections or otherwise have a material adverse effect on our business, results of operations and financial condition.
Changes in foreign and domestic laws and government regulations to which we are currently subject, including changes to the method or approach of enforcement of these government rules and regulations, may increase our costs or limit our ability to sell our wines into certain markets, which could materially and adversely affect our business, results of operations and financial condition.
Government laws and regulations may result in increased production and sales costs, including an increase in the applicable tax in various state, federal and foreign jurisdictions in which we do business. The amount of wine that we can sell directly to consumers outside of California is regulated, and in certain states we are not allowed to sell wines directly to consumers at all. Changes in these laws and regulations that tighten current rules could have an adverse impact on sales or increase costs to produce, market, package or sell wine.
Changes in regulation that require significant additional source data for registration and sale, changes in labeling or warning requirements, or limitations on the permissibility of any component, condition or ingredient, in the places in which our wines can be legally sold could inhibit sales of affected products in those markets.
The wine industry is subject to extensive regulation by a number of foreign and domestic agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, land use, production methods, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising, and sequestration of classes of wine and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards, wineries or tasting rooms may be limited by present and future zoning ordinances, use permit terms, environmental restrictions and other legal requirements. In addition, new or updated regulations, requirements or licenses, particularly changes that impact our ability to sell DTC and/or retain accounts in California, or new or increased excise taxes, income taxes, property and sales taxes or international tariffs, could affect our financial condition or results of operations. From time to time, states consider proposals to increase state alcohol excise taxes. New or revised regulations or increased licensing fees, requirements or taxes could have a material adverse effect on our business, financial condition and results of operations.
We are subject to health, safety and labor laws. Regulatory reviews, proceedings and audits by governmental entities could result in an adverse ruling or conclusion, which may have a material adverse effect on our business. Changes to the enforcement of these rules and regulations may increase our costs or limit our ability to operate, which could materially and adversely affect our business, results of operations and financial condition.
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
Our current and future debt service obligations and covenants and any failure to satisfy any such obligations and covenants could limit:
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
Restrictive covenants in our New Credit Facility (first lien credit facility pursuant to that certain Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, see Note 10 (Debt)) place limits on our ability to conduct our business. Covenants in our New Credit Facility include those that restrict our ability to:
•make acquisitions, incur debt, encumber or sell assets;
•amend our constitutional documents;
•pay dividends;
•engage in mergers and consolidations;
•enter into transactions with affiliates;
•make investments; and
•permit our subsidiaries to enter into certain agreements.

Our New Credit Facility also contains financial covenants, including a debt to capitalization ratio test and fixed charge coverage ratio test.
Our New Credit Facility also contains change of control provisions which, if triggered upon the occurrence of a merger or other change of control transaction, may result in an acceleration of our obligation to repay the debt. If we fail to comply with the obligations contained in our New Credit Facility or future loan agreements, we could be in default under those agreements, which could require us to immediately repay the related debt and also debt under any other agreements containing cross-acceleration or cross-default provisions.
Our capacity to fund working capital or operational expenses depends upon our net cash available. Any decline in our net cash or changes in the terms of our New Credit Facility, lines of credit, bank credit agreements or other sources of credit could limit our access to the capital resources required to fund our expenses.
We rely on cash generated from our operating activities as our primary source of liquidity. To support our operations, execute our growth strategy as planned and pay dividends, if declared, we will need to continue generating significant amounts of cash from operations, including funds required to pay our employees, related benefits and other operating expenses, finance future acquisitions, invest in technologies and pay for the increased direct and indirect costs associated with operating as a public company. If our business does not generate sufficient cash flow from operations to fund these activities, and if sufficient funds are not available under our New Credit Facility, we may need to seek additional capital, including by incurring additional debt.
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
We have entered into interest rate swap derivative instruments to attempt to limit our exposure to changes in variable interest rates. While our intended strategy is to minimize the impact to our interest cost due to increases in interest rates applicable to our variable rate debt, there can be no guarantee that our strategy will be effective. We are also exposed to potential credit losses due to the risk of non-performance of the counterparty to our interest rate swaps. Consequently, we may experience credit-related losses in the future. See Note 11 (Derivative instruments) to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Risks related to our common stock
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our Company and, as a result, the value of our common stock.
We are required pursuant to Section 404 of the Sarbanes Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Any failure to comply with the applicable requirements of Section 404 in a timely manner could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the NYSE Exchange, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future. In addition, we have incurred and will continue to incur significant legal, accounting and other expenses related to our compliance with the Sarbanes-Oxley Act and other applicable securities rules and regulations.
TSG will continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
We are currently controlled by investment funds affiliated with TSG. As of September 21, 2023, investment funds affiliated with TSG controlled 53.3% of the voting power of our common stock. As long as TSG owns or controls at least a majority of our outstanding voting power, it will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if its ownership falls below 50%, TSG will continue to be able to strongly influence or effectively control our decisions.
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
We are considered a “controlled company” under the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements; you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Because TSG controls a majority of the voting power of our outstanding common stock, we are considered a “controlled company” within the meaning of the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
•we have a board of directors that is composed of a majority of “independent directors,” as defined under the NYSE rules;
•we have a compensation committee that is composed entirely of independent directors; and
•we have a nominating and corporate governance committee that is composed entirely of independent directors.
We currently utilize certain of these exemptions. Accordingly, for so long as we are a “controlled company,” you will not have the same protections afforded to stockholders of companies that are subject to all of the ” corporate governance requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Provisions of our corporate governance documents could make an acquisition of our Company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
In addition to TSG’s beneficial ownership of a controlling percentage of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include:
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
We are subject to the reporting requirements of the Exchange Act, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE Exchange and other applicable securities laws and regulations. Compliance with these laws and regulations increases our legal and financial compliance costs and makes some activities more difficult, time- consuming or costly. We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. However, the incremental costs that we incur as a result of becoming a public company could exceed our estimate. These factors may therefore strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our board of directors.

A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 115,316,308 shares of common stock as of July 31, 2023. This figure assumes no exercises of outstanding options. TSG has certain demand registration rights and we have filed a shelf registration statement allowing for sales of our stock by TSG. Such sales by TSG could be significant. Such shares can be freely sold in the public market, subject to any lock-up agreements. The market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.
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
The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us and our business. We do not have any control over these analysts. In the event one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.
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
•any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws;
•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; and
•any other action asserting a claim against us that is governed by the internal affairs doctrine (each, a “Covered Proceeding”).

Our certificate of incorporation also provides that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision does not apply to claims brought under the Exchange Act.
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
Changes in tax law may adversely affect our business, results of operations or financial condition.
The tax laws applicable to our business activities are subject to change and uncertain interpretation. Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in jurisdictions in which we do business. Changes to tax laws (which changes may have retroactive application) could adversely affect us. Future changes in U.S. tax laws (which changes may have retroactive application) could have a material adverse effect on our business, cash flow, financial condition or results of operations. Our actual tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) our ability to use net operating loss carryforwards to offset future taxable income and any adjustments to the amount of the net operating loss carryforwards we can utilize, and (5) changes in tax laws or the interpretation of such tax laws, and changes in U.S. GAAP.
Recent negative developments affecting the financial services industry could adversely affect our current and projected business operations, our financial condition and results of operations.
On March 10, 2023, it was announced that Silicon Valley Bank (“SVB”) was unable to continue their operations and that the Federal Deposit Insurance Corporation was appointed as receiver for SVB. Although we did not have a material amount of funds in SVB or other institutions that have since closed, such as First Republic Bank and Signature Bank, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. If failures in financial institutions occur where we hold deposits, we could experience additional risk and any such loss or limitation on our cash and cash equivalents would adversely affect our business.
These market developments have negatively impacted customer confidence in the safety and soundness of regional and smaller community banks, and investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systematic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.
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
•potential disruption from socio-economic violence, including the military conflict between Russia and Ukraine, terrorism and drug-related violence;
•restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;
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
We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems, intergovernmental disputes or animus against the U.S. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.
The military conflict between Russia and Ukraine and the escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restriction which, when combined with any retaliatory actions that have been and may be taken by Russia, could cause further inflationary pressures and economic supply chain disruptions.
The U.S. and other countries in which we operate impose duties, excise taxes, and/or other taxes on beverage alcohol products, and/or on certain raw materials used to produce our beverage alcohol products, in varying amounts. The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Significant increases in import and excise duties or other taxes on, or that impact, beverage alcohol products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations. Any such tariffs, particularly on imports from Mexico and any retaliatory tariffs imposed by the Mexican government, may have a material adverse effect on our results of operations, including our sales and profitability.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters and principal executive offices are located at 1201 Dowdell Lane, Saint Helena, California. This 12,000 square foot space is leased pursuant to an agreement that expires on March 1, 2024, subject to certain renewal options through 2034. We also lease approximately 8,700 square feet of space at 3663 North Laughlin Road, Santa Rosa, California, a portion of which is leased until June 30, 2024 and the remainder of which is leased until December 31, 2026. In addition, many of our employees work in office space at our winery and tasting room facilities, consistent with applicable zoning and other regulations. We own or lease approximately 1,100 acres of Estate properties and nine winemaking facilities across California and Washington. Seven of our wineries feature tasting rooms where we welcome guests.

Winemaking facilities
Name	Location	Production capacity	Tasting room	Owned/Leased
Duckhorn Vineyards	St. Helena, CA	160,000 gallon production entitlement	Yes	Owned
Paraduxx	Yountville, CA	300,000 gallon production entitlement	Yes	Owned
Migration	Napa, CA	720,000 gallon production entitlement	Yes	Leased
Goldeneye	Philo, CA	No production limitations	Yes	Owned
Canvasback	Walla Walla, WA	66,000 gallon production allowance	Yes	Leased
Calera	Hollister, CA	No production limitations	Yes	Owned
Kosta Browne	Sebastopol, CA	143,000 gallon production entitlement	Yes	Leased
Geyserville	Geyserville, CA	8,300,000 gallon production entitlement	No	Owned
Decoy	Hopland, CA	No production limitations	No	Owned

Estate properties
Location	Total vine acres (a)	Owned/Leased
Napa County	288	Owned/Leased
San Luis Obispo County	259	Owned
Sonoma County	267	Owned/Leased
Mendocino County	236	Owned/Leased
San Benito County	82	Owned
Bento County	17	Owned
Total	1,149
_________________________________________________________
(a) Vine Acres refers to land, measured in acres, reserved for grape vines.
We intend to procure additional space as we add employees and expand geographically. We believe that our facilities along with our third party contracts are adequate to meet our needs for the immediate future and that suitable space will be available to accommodate our needs as we expand operations in the future.
Item 3. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. Legal expenses associated with loss contingencies are accrued if reasonably estimable and the related matter is probable of causing the Company to incur expenses or other losses based on future contingent events in accordance with the Company’s policies, otherwise legal expenses are expensed as incurred. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations or financial condition.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information
Our common stock began trading on the NYSE, which is the principal market, under the symbol “NAPA” on March 18, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of our common stock
As of September 21, 2023, there were approximately 238 stockholders of record of our common stock, which does not include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.
Dividends
Since our IPO, we have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend on then-existing factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board of Directors.
Prior to our IPO, we declared a cash dividend to our existing stockholders in February 2021 in an aggregate amount of $100.0 million that we paid on February 24, 2021.

Performance graph
The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total returns of the Standard & Poor’s 500 Index, Standard & Poor’s 500 Beverage Index and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each index on March 18, 2021, the date our common stock began trading on the NYSE, and its relative performance is tracked through July 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Return for The Duckhorn Portfolio, Inc., the S&P 500 Index, the S&P 500 Beverage Index and the Russell 2000 Index*

$200
$150
$100
$50
$—
3/18/2021
7/31/2021
1/31/2022
7/31/2022
1/31/2023
7/31/2023
S&P Bev
S&P 500
RUS 2000
NAPA

*    $100 invested on March 18, 2021 in stock or index. Data points are the last day of each year. The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Refer to Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed on September 28, 2022 and amended on December 30, 2022, for discussion of the fiscal year ended July 31, 2021, the earliest of the three fiscal years presented, and incorporated by reference herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in Part I “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
Introduction
MD&A is provided as a supplement to the accompanying Consolidated Financial Statements and related notes to help provide an understanding of our results of business, results of operations and financial condition.
MD&A is organized as follows:
•Overview. This section provides a general description of our business and industry trends, and a discussion of our key metrics for Fiscal 2023. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations. This section provides a discussion of our components of results of operations and an analysis of our results of operations for Fiscal 2023 as compared to Fiscal 2022.
•Non-GAAP financial measures and adjusted EBITDA reconciliation. This section provides a reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net income attributable to The Duckhorn Portfolio, Inc., the most directly comparable measure prepared in accordance with GAAP.
•Liquidity and capital resources. This section provides a discussion of our financial condition and liquidity as of July 31, 2023, which includes (i) a discussion of our sources of liquidity (ii) a discussion of our material cash requirements as of July 31, 2023; (iii) an analysis of changes in our cash flows for Fiscal 2023 as compared to Fiscal 2022; (iv) a discussion of our capital resources, including the availability under our credit facilities, our outstanding debt, covenant compliance and off-balance sheet arrangements as of July 31, 2023.
•Critical accounting policies and estimates. This section discusses our critical accounting policies considered to be important to our results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 (Basis of presentation and significant accounting policies) to the accompanying consolidated financial statements.
•Recent accounting pronouncements. This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued.

Overview
The Duckhorn Portfolio is the premier scaled pure-play producer of luxury wines in North America. We offer a curated and comprehensive portfolio of luxury wines with suggested retail prices ranging from $20 to $200 per bottle. Our wines are available in all 50 states, the District of Columbia and over 50 countries under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark. The primary market for our wines is the U.S., which represented approximately 94% of our net sales for both Fiscal 2023 and 2022.
We sell our wines to distributors outside California and directly to trade accounts in California, which together comprise our wholesale channel. We also sell directly to consumers through our DTC channel, which includes seven tasting rooms, wine clubs and our multi-winery e-commerce website. Our powerful omni-channel sales model continues to drive strong margins by leveraging long-standing relationships.
The following factors and trends in our business are expected to be key drivers of our net sales growth for the foreseeable future:
•Leverage our sales and marketing strength to gain market share. Leverage sales and marketing strengths and increasing brand awareness and grow sales of our winery brands to our existing consumer base and a new generation of consumers, allowing us to gain market share in a consolidating marketplace.
•Insightful and targeted portfolio evolution. Launch winery brand extensions and continue evolving and strategically broadening our portfolio.
•Expand and accelerate wholesale channel distribution. Capture distribution growth opportunities and accelerate sales to existing distributors, expand our geographical reach withing the U.S. and retail accounts in California.
•Continue to invest in DTC capabilities. Engage with our consumers, create brand evangelists and drive adoption across our portfolio through brand-specific tasting rooms, multiple wine clubs and our multi-winery e-commerce website, all of which enable us to cross-sell wines within our portfolio.
~~•~~Evaluate strategic acquisitions opportunistically. Disciplined evaluation of strategic acquisitions when opportunities arise to create stockholder value. In Fiscal 2022, the Company completed the purchase of four California vineyards of approximately 340 acres and related assets for $32.7 million. Additionally, in Fiscal 2023, we purchased a state-of-the-art winemaking facility in Alexander Valley, California, which is nearly double the size of the Company’s previously largest production facility, and included seven acres of planted Cabernet Sauvignon for approximately $54.6 million.
Key financial metrics
We use net sales, gross profit and adjusted EBITDA to evaluate the performance of our business, identify trends in our business, prepare financial forecasts and make capital allocation decisions. We believe the following metrics are useful in evaluating our performance. Adjusted EBITDA should not be considered in isolation or as a substitute for any other financial information depicting our results prepared in accordance with U.S. GAAP. Certain judgments and estimates are inherent in our processes to calculate these key financial metrics. See “—Non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information.

	Fiscal years ended July 31,
(in thousands)	2023	2022
Net sales	$402,996	$372,510
Gross profit	$215,689	$185,180
Net income attributable to The Duckhorn Portfolio, Inc.	$69,298	$60,190
Adjusted EBITDA	$144,509	$127,556

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
As we continue to grow our business in the future, we expect gross profit to increase as our sales grow and as we effectively manage our cost of sales, subject to any future unexpected volatility in the grape and bulk wine markets, increased seasonal labor costs and to a lesser extent inflationary impact from commodity costs, including dry goods and packaging materials. See “—Key factors affecting our performance—Sales channels” for additional information.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization, purchase accounting adjustments, transaction expenses, certain inventory write-downs, changes in the fair value of derivatives, equity-based compensation, net lease income, debt refinancing costs and wildfire costs. Adjusted EBITDA is a key performance measure we use in evaluating our operational results. We believe adjusted EBITDA is a helpful measure to provide investors an understanding of how management regularly monitors our core operating performance, as well as how management makes operational and strategic decisions in allocating resources. We believe adjusted EBITDA also provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparison of operations, as it eliminates the effects of certain variations unrelated to our overall performance. See “—Non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information.
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

	Fiscal years ended July 31,
	2023	2022
Wholesale - Distributors	67.9%	66.3%
Wholesale - California direct to trade	17.1	17.9
DTC	15.0	15.8
Net sales	100.0%	100.0%

We saw relative consistency in net sales percentage by channel between Fiscal 2023 and 2022. In our wholesale business, we strengthened our market position and delivered volume growth in each wholesale channel. Off-premise remained a strong growth driver in our net sales performance as we increased trade accounts sold in Fiscal 2023. For further discussion of intra-period seasonality, see “—Key factors affecting our performance—Seasonality”.
Net sales percentage by brand
We calculate net sales percentage by brand as net sales for our Duckhorn Vineyards and Decoy winery brands and net sales for our other winery brands, respectively, as a percentage of our total net sales. We consider net sales percentage by brand as an important measure of the sales mix contributed by our winery brands, Duckhorn Vineyards and Decoy, and our eight other complementary winery brands. We monitor net sales percentage by brand on an annual basis to normalize the impact of seasonal fluctuations in demand and sales cycles across our winery brands from quarter to quarter that we do not believe are reflective of the overall performance of our winery brands or our business. See “—Key factors affecting our performance—Seasonality.”

	Fiscal years ended July 31,
	2023	2022
Duckhorn Vineyards & Decoy	79.2%	78.5%
Other winery brands	20.8	21.5
Net sales	100.0%	100.0%
Net sales percentage by brand attributable to Duckhorn Vineyards and Decoy increased in Fiscal 2023 from Fiscal 2022, primarily as a result of continued growth in consumer demand for those brands. Additionally, our Duckhorn Vineyards and Decoy winery brands have continued to make market share gains, as each extends into higher price points and addresses new label opportunities. This expansion includes the growth in our new Decoy labels in our elevated Decoy Limited offerings. We expect Duckhorn Vineyards and Decoy to continue to drive the substantial majority of our net sales growth in future periods.
Net sales growth contribution
Net sales growth is defined as the percentage increase of net sales in the period compared to the prior year period. Contribution to net sales growth is calculated based on the portion of changes in net sales for a given period that is driven by two factors: changes in sales volume and changes in sales price and mix.
Volume contribution presents the percentage increase in cases sold in the current year period compared to the prior year period. Price / mix contribution presents net sales growth less volume contribution and reflects that, in addition to changes in sales volume, changes in net sales are primarily attributable to changes in sales price and mix.

	Fiscal years ended July 31,
	2023	2022
Net sales growth	8.2%	10.7%
Volume contribution	5.6%	9.4%
Price / mix contribution	2.6%	1.3%
For Fiscal 2023, growth in net sales versus Fiscal 2022 was mainly attributable to solid sales volume growth, driven by strength in off-premise within wholesale and DTC growth as well as a positive price / mix contribution. Despite lapping the high growth rates we achieved in the prior year period, our focus on trade account growth and pricing optimization, resulting in reduced discounting, were primary drivers of our sales performance in Fiscal 2023.

Revenue growth in Fiscal 2022 was a volume-based growth story primarily driven by strength in on-premise within wholesale and augmented by DTC growth, as we shifted towards pre-COVID-19 performance trends. Generally, both on-premise and DTC growth correlate to increased sales of our ultra-luxury brands that sell at higher average sales prices which positively impacted price / mix contribution in Fiscal 2022.
We expect that volume contribution will continue to be a primary driver of changes in our net sales in future periods. To the extent our growth is fueled by sales of lower-priced luxury winery brands, we may see lower or negative price / mix contribution in the future.
Key factors affecting our performance
Sales channels
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
While we seek to increase sales in both channels, we expect that our future sales will continue to be substantially comprised of sales in the wholesale channel. We intend to maintain and strengthen our long-standing relationships within our network of distributors, which we believe will be critical to our continued growth and success. In the wholesale channel, we are positioned as a “one-stop shop” for all the luxury and ultra-luxury needs of our consumers, distributors and retailers.
In the DTC channel, our holistic approach to consumer engagement both online and offline is supported by an integrated e-commerce platform and portfolio wine shop, seven distinctive tasting room experiences located throughout Northern California and Washington, and several award-winning wine clubs, all of which enable us to cross-sell wines within our portfolio. Growth in our DTC channel or shifts in our member offerings will impact the price / mix contribution and gross profit margins in the impacted periods.
Seasonality
Generally, our net sales are typically highest in the first half of our fiscal year, predominantly due to increased consumer demand around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season. This dynamic generally results in lower average selling prices due to distributor and retail sales discounts and promotions in our wholesale channel. See “—Key operating metrics.” In Fiscal 2023, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 26%, 23% and 24%, respectively, of our total net sales for the year. In Fiscal 2022, our net sales in the first, second, third and fourth fiscal quarters represented approximately 28%, 26%, 25% and 21%, respectively, of our total net sales for the year. Our quarterly net sales seasonality in Fiscal 2023 was impacted by the DTC offering timing shifts between the third and fourth quarters of Fiscal 2023 compared to the comparable prior year periods.
Agribusiness
We have developed a diversified sourcing and production model, supported by our wineries, world-class and strategically located Estate properties and strong relationships with quality-oriented growers. In addition, our sourcing model includes the purchase of high-quality bulk wine from established suppliers to add a highly flexible element of diversity to our supply model. Generally, approximately 10% of the grapes are sourced from our Estate properties, with approximately 90% sourced from third-party growers. Our ability to adjust the composition of a particular vintage among our grape and bulk wine sourcing supply channels allows us to tailor inputs based on varying market or seasonal factors, which we believe enables us to produce the highest possible quality wine while optimizing gross profit.
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
Inventory lifecycle
Grape growing on our Estate properties
Generally, 10% of the grapes are sourced from our Estate properties that we own or lease. Once a vineyard reaches consistent yield levels, approximately three to five years after planting, it will generally produce a relatively consistent amount of fruit for approximately 15 to 25 years, at which time blocks of the vineyard will gradually be replanted in stages after a period of lying fallow. The length of time between initial investment and ultimate sale of our Estate wines, coupled with the ongoing investment required to produce quality wine, is not typical of most agricultural industries.
Harvest-to-release
Of the total case volume we produce and sell, the majority is comprised of red wines from grape varieties such as Cabernet Sauvignon, Pinot Noir and Merlot, which can have production lifecycles spanning months and years from harvest until the time the wine is released, depending on the aging requirements prescribed by the winemakers responsible for each of our winery brands. Our red wines generally have a harvest-to-release inventory lifecycle that can range from 11 to 48 months. Our white, rosé and sparkling wines generally have a harvest-to-release inventory lifecycle that can range from eight to 44 months. During aging and storage, until bottling, we capitalize overhead costs into the carrying value of the wine.
Given the long-term nature of our investment, grape purchasing and bulk wine purchasing decisions, our production planning processes are designed to mitigate the risk of over-supply by sourcing a portion of our production needs in the spot markets to the degree appropriate based on winery brand and vintage. This opportunistic approach to grape purchases also helps reduce our overall exposure to grape price volatility.

Recent developments
Acquisition of Geyserville Winery
On June 22, 2023, we acquired a production winery and seven acres of planted Cabernet Sauvignon in Alexander Valley, Sonoma County, California. With this purchase, we expect to expand our processing, storing and bottling capabilities to reduce our reliance on custom crush facilities, and gain better visibility to our cost of goods. The purchase price of the transaction was $54.6 million and was funded with $15.0 million from the New Credit Facility and available cash.
Components of results of operation
Net sales
Our net sales consist primarily of wine sales to distributors and directly to trade accounts in California, which together comprise our wholesale channel, and directly to individual consumers through our DTC channel. We refer to the volume of wine we sell in terms of cases, each of which represents a standard 12 bottle case of wine, in which each bottle has a volume of 750 milliliters. Cases sold represent wine sales through our wholesale and DTC channels.
Net sales generally represent wine sales and shipping, when applicable. Sales are generally recorded at the point of shipment and are recorded net of consideration provided to customers through various incentive programs, other promotional discounts, as described below, and excise taxes. Additionally, shipping and handling costs, grape sales and lease income are included within net sales.
Depletions represent sell-through from our distributors, including our California wholesale channel, to trade accounts. We routinely offer sales discounts and promotions through various programs to distributors around the country and to trade accounts in California. These programs, where permissible, include volume-based discounts on sales orders, depletion-based incentives we pay to distributors, and certain other promotional activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction to total sales in calculating net sales.
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
Other expenses, net
Other expenses, net consist primarily of interest expense we incur on balances outstanding under the terms of our Original Credit Facility and our New Credit Facility, amortization related to debt issuance costs and realized and unrealized gains or losses on our derivative instruments.

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

	Fiscal years ended July 31,
(in thousands, except percentages)	2023		2022
Net sales	$402,996	100.0%	$372,510	100.0%
Cost of sales	187,307	46.5	187,330	50.3
Gross profit	215,689	53.5	185,180	49.7
Selling, general and administrative expenses	109,711	27.3	97,743	26.2
Casualty loss, net	—	—	123	—
Income from operations	105,978	26.3	87,314	23.4
Interest expense	11,721	2.9	6,777	1.8
Other income, net	(212)	(0.1)	(2,214)	(0.6)
Total other expenses, net	11,509	2.9	4,563	1.2
Income before income taxes	94,469	23.4	82,751	22.2
Income tax expense	25,183	6.2	22,524	6.0
Net income	69,286	17.2	60,227	16.2
Less: Net (income) loss attributable to non-controlling interest	12	—	(37)	—
Net income attributable to The Duckhorn Portfolio, Inc.	$69,298	17.2%	$60,190	16.2%

Net sales
	Fiscal years ended July 31,		Change
(in thousands)	2023	2022	$	%
Net sales	$402,996	$372,510	$30,486	8.2%
Net sales for Fiscal 2023 increased $30.5 million, or 8.2%, compared to Fiscal 2022. The increase was primarily driven by volume growth in the wholesale channel, while also benefiting from price increases during Fiscal 2023 that supported net sales growth. For further discussion of changes in sales volume and changes in sales price and mix, see “—Key Operating Metrics—Net sales growth contribution”.

Cost of sales
	Fiscal years ended July 31,		Change
(in thousands)	2023	2022	$	%
Cost of sales	$187,307	$187,330	$(23)	—%
Cost of sales for Fiscal 2023 were in line with Fiscal 2022, primarily due to higher sales that correspondingly increased cost of sales, offset by an inventory reserves for seltzer products of $4.3 million for Fiscal 2022, with no comparable amount in Fiscal 2023 and favorable brand mix. We continue to manage our cost of sales through our diversified supply planning strategy. See Note 5 (Inventories) to our Consolidated Financial Statements for further information.

Gross profit
	Fiscal years ended July 31,		Change
(in thousands)	2023	2022	$	%
Gross profit	$215,689	$185,180	$30,509	16.5%
Gross profit margin	53.5%	49.7%
Gross profit increased $30.5 million, or 16.5%, for Fiscal 2023 compared to Fiscal 2022. Gross profit margin was 53.5% for Fiscal 2023 compared to 49.7% for Fiscal 2022. The increases in gross profit and gross profit margin for Fiscal 2023 were the result of planned price increases taken during the year, favorable brand mix, and a favorable impact, due to the non-recurrence in Fiscal 2023, of the aforementioned seltzer inventory reserve. See Note 5 (Inventories) to our Consolidated Financial Statements for additional information.

Selling, general and administrative expenses
	Fiscal years ended July 31,		Change
(in thousands)	2023	2022	$	%
Selling expenses	$51,812	$44,379	$7,433	16.7%
Marketing expenses	9,997	10,111	(114)	(1.1)
General and administrative expenses	47,902	43,253	4,649	10.7
Total selling, general and administrative expenses	$109,711	$97,743	$11,968	12.2%
Selling, general and administrative expenses increased $12.0 million, or 12.2%, for Fiscal 2023 compared to Fiscal 2022. Total selling, general and administrative expenses as a percentage of net sales increased to 27.2% in Fiscal 2023 compared to 26.2% in Fiscal 2022. The increase in selling expenses were largely attributable to higher compensation costs due to investments in our workforce and other direct selling expenses incurred to generate sales activity. General and administrative expenses increased primarily due to increased workforce related expenses, partially offset by lower transaction costs versus the prior year.

Other expenses, net
	Fiscal years ended July 31,		Change
(in thousands)	2023	2022	$	%
Interest expense	$11,721	$6,777	$4,944	73.0%
Other income, net	(212)	(2,214)	2,002	(90.4)
Total other expenses, net	$11,509	$4,563	$6,946	152.2%
Other expenses, net, increased by $6.9 million, for Fiscal 2023 compared to Fiscal 2022. The increase in interest expense for Fiscal 2023 was primarily a result of unfavorable interest rate movements on our variable-rate debt, debt issuance costs incurred in connection with our credit facilities and slightly higher average outstanding debt balances compared to Fiscal 2022. The change in other income, net was primarily driven by greater unfavorable fair value adjustments on our interest rate swap agreements versus Fiscal 2022. See “—Liquidity and capital resources” for discussion of our credit facilities.

Income tax expense
	Fiscal years ended July 31,		Change
(in thousands)	2023	2022	$	%
Income tax expense	$25,183	$22,524	$2,659	11.8%
Income tax expense increased $2.7 million, or 11.8%, for Fiscal 2023 compared to 2022. The increase in income tax expense for Fiscal 2023 is primarily due to an increase in income before taxes as a result of higher sales and profitability.
Non-GAAP financial measures and adjusted EBITDA reconciliation
We believe adjusted EBITDA is a useful measure to us and our investors to assist in evaluating our operating performance because it provides consistency and comparability with our past financial performance across fiscal periods, as the metric eliminates the effects of certain expenses unrelated to our core operating performance that would result in variability in our results for reasons unrelated to overall continuing operations.
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
For comparative periods presented, our primary operational drivers of adjusted EBITDA have been strong, sustained sales growth in our wholesale channel and modest growth in DTC channel performance as well as management of our cost of sales and operating expenses through our diversified supply planning strategy.

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc., the most directly comparable measure prepared in accordance with GAAP:

	Fiscal years ended July 31,
(in thousands)	2023	2022
Net income attributable to The Duckhorn Portfolio, Inc.	$69,298	$60,190
Interest expense	11,721	6,777
Income tax expense	25,183	22,524
Depreciation and amortization expense(a)	27,768	23,427
EBITDA	133,970	112,918
Purchase accounting adjustments(a)	350	467
Transaction expenses(b)	4,051	5,694
Inventory write-down(c)	—	4,715
Change in fair value of derivatives(d)	34	(1,695)
Equity-based compensation(e)	5,462	5,334
Debt refinancing costs(f)	865	—
Lease income, net(g)	(223)	—
Wildfire costs, net	—	123
Adjusted EBITDA	$144,509	$127,556
_________________________________________________________
(a) Purchase accounting adjustments relate to the impacts of business combination accounting for our historical acquisition by TSG, and certain other transactions consummated prior to Fiscal 2021, which resulted in fair value adjustments to inventory and long-lived assets. Purchase accounting adjustments in depreciation and amortization expense include amortization of intangible assets of $7.6 million for both Fiscal 2023 and 2022.
(b) Transaction expenses include legal services, professional fees and other due diligence expenses for both periods presented. Also included are expenses incurred for secondary offerings completed in April 2023, July 2022 and October 2021. These expenses are reflected in selling, general and administrative expenses on the Consolidated Statement of Operations.
(c) Reflects a one-time inventory write-down pertaining to inventory obsolescence reserves for excess inventory levels of certain seltzer products and related transportation and destruction costs.
(d) Represents non-cash adjustments to changes in the fair value of derivatives, which are reflected in other income, net on the Consolidated Statement of Operations.
(e) Represents non-cash charges related to equity-based compensation, which are reflected in selling, general and administrative expenses and cost of sales on the Consolidated Statement of Operations.
(f) Represents expenses related to the execution of the New Credit Facility, which are reflected in other income, net on the Consolidated Statement of Operations.
(g) Reflects lease income, net related to an operating lease in which we are the lessor of Geyserville winery acquired in Fiscal 2023, reflected in net sales and selling, general and administrative expenses on the Consolidated Statement of Operations. The lease term expires February 2024, with no option for renewal.

Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our New Credit Facility. As of July 31, 2023, we had $6.4 million in cash and $412.0 million in undrawn capacity on our revolving line of credit, subject to the terms of our New Credit Facility.
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
For the 2023 harvest, we contracted for approximately 31,000 tons of grapes at an estimated cost of approximately $80.1 million, subject to the final determination of yield quantities and our quality acceptance provisions being met. Additionally, we have purchase obligations, for inventory and various contracts with third-parties for custom crush, storage and bottling services. For the 2023 harvest, we entered into commitments to purchase barrels for approximately $10.6 million, of which approximately $8.4 million will be paid in Euros in the next 12 months. See Note 15 (Commitments and contingencies) to our Consolidated Financial Statements for further information on other commitments.
As of July 31, 2023, we have approximately $25.5 million in scheduled principal payments and related interest payments due over the next 12 months and approximately $268.0 million of principal payments and related interest payments due thereafter until our New Credit Facility matures on November 4, 2027. The calculated interest payment amounts use actual rates available as of July 2023 and assume these rates for all future interest payments on the outstanding New Credit Facility, exclusive of any future impact from our interest rate swap agreements. See Note 10 (Debt) to our Consolidated Financial Statements, where our New Credit Facility is described in greater detail. Our future minimum operating lease payments due within the next 12 months total approximately $4.4 million with $18.7 million due in the following years. See Note 7 (Leases) to our Consolidated Financial Statements for further information on our operating leases.
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

Cash flows
The following table presents the major components of net cash flows.

	Fiscal years ended July 31,
(in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$70,092	$68,832
Investing activities	(72,572)	(43,734)
Financing activities	5,666	(26,175)
Net increase (decrease) in cash	$3,186	$(1,077)
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
For Fiscal 2023, net cash provided by operating activities was $70.1 million, compared to $68.8 million for Fiscal 2022, an increase of $1.3 million. This increase in cash provided by operating activities was driven primarily by the following factors:
•The net income after adjusting for non-cash items increased operating cash flows by $8.2 million;
•Changes in accounts payable and accrued expenses increased operating cash flows by $1.1 million due primarily to timing of invoice accruals and payments;
•Deferred revenues increased operating cash flows by $2.8 million primarily due to an offering shift for wines sold through our DTC channel;
•Changes in accrued compensation of $7.5 million based on the changes of certain compensation-related accruals and payments resulted in a corresponding increase in operating cash flow;
•Changes in cash provided by changes in prepaid expenses driven by timing of deposits increased operating cash flows by $5.6 million;
•Changes in cash provided by changes in accounts receivable trade, net decreased operating cash flows of $7.9 million, driven by timing of sales and collections; and
•Changes in inventory to support increases in demand, resulted in a decrease to operating cash flow of $15.1 million.
Investing activities
In Fiscal 2023, net cash used in investing activities was $72.6 million, compared to $43.7 million for Fiscal 2022, an increase of $28.8 million. In Fiscal 2023 and 2022, capital expenditures included barrel purchases of approximately $9.0 million and $7.4 million, respectively. In Fiscal 2023, we completed the purchase of Geyserville winery and related assets for a total of $54.6 million, see Note 4 (Acquisition).
In Fiscal 2022, we acquired four California vineyards and related assets for a total of $32.7 million. From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions and other capital improvements to support our growth. Any such transactions may require additional investments and capital expenditures in the future.

Financing activities
In Fiscal 2023, net cash provided by financing activities was $5.7 million as compared to net cash used of $26.2 million for Fiscal 2022. In Fiscal 2023, net cash provided by financing activities primarily resulted from our New Credit Facility, including the issuance of new long-term debt of $225.8 million and borrowings under our line of credit of $24.0 million, partially offset by payments on our line of credit of $121.0 million, payments of long-term debt of $120.2 million and payments of debt issuance costs of $2.7 million.
In Fiscal 2022, net cash used in financing activities primarily included payments on our line of credit of $98.0 million, payments of long-term debt of $11.0 million, partially offset by borrowings under our long-term debt of $84.0 million.
Capital resources
As of July 31, 2023, the Company had unused capacity of $412.0 million under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity.
Original Credit Facility
On October 14, 2016, Mallard Buyer Corp., Selway Wine Company and certain other subsidiaries of The Duckhorn Portfolio, Inc. (collectively, the “Borrowers”) entered into the Original Credit Facility with a syndicated group of lenders. The Original Credit Facility provided a combination of term and revolving line of credit features. The term and revolving line of credit borrowings have variable interest rates, based primarily on Term SOFR based rate plus an applicable margin as defined in the Original Credit Agreement. Interest was paid monthly or quarterly based on loan type. Our debt was collateralized by substantially all of our cash, trade accounts receivable, real and personal property. Pursuant to the terms and conditions of the Original Credit Agreement, we issued the instruments discussed below.
Eighth Amendment to the First Lien Loan and Security Agreement
Prior to entering the New Credit Agreement, effective August 30, 2022, the Borrowers entered into Amendment No. 8 to the First Lien Loan and Security Agreement to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR-based interest rate to a Term SOFR-based interest rate. The transaction did not result in any additional cash proceeds.
New Credit Agreement
Effective November 4, 2022, the Borrowers entered into the New Credit Agreement which amends and restates, in its entirety, the Original Credit Agreement. The New Credit Agreement provides for $675.8 million in first lien senior secured credit facilities consisting of (i) a $425.0 million revolving credit facility, (ii) a $225.8 million term loan facility and (iii) a $25.0 million delayed draw term loan facility. The maturity date for loans borrowed under the New Credit Agreement is November 4, 2027. See Note 10 (Debt) to our Consolidated Financial Statements for additional information.
We incurred approximately $3.3 million in debt issuance costs, including bank financing fees and third party legal and other professional fees in closing the New Credit Agreement, of which approximately $2.4 million was capitalized in accordance with ASC Topic 470, Debt. The capitalized debt issuance costs will be amortized as interest expense over the term of the New Credit Agreement. Remaining debt issuance costs incurred of $0.9 million were expensed and recognized in other income, net in the Consolidated Statement of Operations.
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
Term Loans — The term loan facility in the New Credit Agreement replaces the $225.8 million term loan tranche one facility, $25.0 million term loan tranche two facility and $25.0 million capital expenditure facility under the Original Credit Agreement. The term loan facility provides an aggregate principle amount equal to $225.8 million, with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The term loan has an interest rate of Term SOFR plus a 10 to 15 basis points credit spread adjustment and a 1.625% loan margin.
Delayed Draw Term Loan — The delayed draw term loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The $25.0 million is fully available and undrawn and has an interest rate of Term SOFR plus a 10 to 15 basis points credit spread adjustment and a 1.625% loan margin.
As of July 31, 2023, the Company had outstanding draws of $13.0 million on the revolving line of credit. There were no outstanding draws on the delayed draw term loan. The outstanding principal balance was $220.8 million for the term loan as of July 31, 2023.
The New Credit Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of July 31, 2023, we are in compliance with all covenants. See Note 10 (Debt) to our Consolidated Financial Statements for additional information.
First Amendment to the Amended and Restated First Lien Loan and Security Agreement
Effective February 6, 2023, we entered into Amendment No. 1 to the Amended and Restated First Lien Loan and Security Agreement. The changes in the amendment are administrative in nature and did not have a material impact on the Company’s outstanding debt or related debt covenants. The amendment did not result in any additional cash proceeds or changes in commitment amounts.
Second Amendment to the Amended and Restated First Lien Loan and Security Agreement
Effective May 2, 2023, we entered into Amendment No. 2 to the Amended and Restated First Lien Loan and Security Agreement. The amendment amends and restates the definition of the fixed charge coverage ratio in the New Credit Agreement to replace unfinanced capital expenditures with maintenance capital expenditures in the calculation of the fixed charge coverage ratio.
Off-balance sheet arrangements
As of July 31, 2023, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Revenue recognition
We recognize revenue from the sale of wine to customers when the performance obligation is fulfilled and control transfers to the customer, either at the point of shipment or delivery as dictated by the shipping terms. Payment terms vary by location and customer. However, the duration between when revenue is recognized and when payment is due is less than one year, indicating we do not have any significant financing components to recognize. We have elected to account for shipping and handling costs that we bill our customers as a fulfillment activity rather than as separate performance obligations. Additionally, shipping and handling costs, grape sales and lease income are included within net sales.
When we receive payment from a customer prior to transferring the product under the terms of a contract, we record deferred revenue, which represents a contract liability. Our deferred revenue is primarily comprised of cash collected during DTC club sales or member offering periods throughout the year, as the period that elapses from a customer’s payment for their allocated purchase to the shipment date may cross reporting periods. Deferred revenue is reported separately on the Consolidated Statements of Financial Position until all revenue recognition criteria have been met (generally when the wine is shipped), at which time revenue is recognized.
Revenue subject to variability is constrained to an amount which will not result in a significant reversal in future periods when the contingency that creates variability in revenue is resolved. Revenue is recorded net of excise taxes, and net of consideration given to customers through various incentive programs, including depletion-based incentives paid to distributors, volume discounts and pricing discounts on single transactions. The allowances for the depletion-based incentives are reassessed at each reporting date to reflect changes in facts and circumstances that could impact allowance estimates. The consideration to customers is deemed variable consideration under ASC Topic 606, Revenue Recognition, and is estimated and recognized as a reduction of the transaction price based on the expected amounts at the time of revenue recognition for the related sale.
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
We assess our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events and circumstances indicate that the carrying value may not be recoverable. Our annual impairment test of goodwill and indefinite-lived intangible assets was performed as of June 30. Our quantitative goodwill impairment test consists of comparing the reporting unit carrying value to its fair value, which is estimated as the amount for which it could be sold in a current transaction between willing parties. If the carrying value exceeds fair value, an impairment charge is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. While we are permitted to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we relied on quantitative tests for our Fiscal 2023, 2022 and 2021 periods. We determine fair value estimated based on quantitative fair value methods, generally the comparative market valuation approach. Based on our quantitative test results, the Company determined that the reporting unit fair value substantially exceeded its carrying value in each testing period, and the reporting unit was therefore not at risk of failing the quantitative impairment tests in either fiscal year.
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
We also evaluate the remaining useful lives of our trade name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. For Fiscal 2023, 2022 and 2021, our quantitative test results determined that the trade name intangible assets had fair values in excess of their carrying value. Accordingly, no impairment charges were recognized in Fiscal 2023, 2022 or 2021. See Note 8 (Goodwill and other intangible assets) to our Consolidated Financial Statements.

We assess the impairment of definite-lived intangible assets whenever events or changing circumstances indicate that the carrying amount may not be recoverable or that the remaining useful life may no longer be supportable.
Inventories
Inventory primarily includes bulk and bottled wine and is carried at the lower of cost (calculated using the first-in-first-out method) or net realizable value. The cost basis for inventory includes the costs related to winemaking. Consistent with industry practices, the Company classifies inventory as a current asset, although a substantial portion of inventory may be aged for periods longer than one year prior to being sold due to the specific aging requirements for a given wine variety and vintage. The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimates of net realizable value are based on analysis and assumptions including, but not limited to, historical experience, as well as Management’s judgment with respect to future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of sales. See Note 2 (Basis of presentation and significant accounting policies) for additional description of our inventories.
Recent accounting pronouncements
See Note 2 (Basis of presentation and significant accounting policies) to our Consolidated Financial Statements included in "Part II — Item 8. Financial Statements and Supplementary Data" of this report for additional information regarding recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our ongoing business operations cause us to be exposed to certain market risks, including fluctuations in interest rates, commodity prices and other costs related to production inputs, foreign currencies and inflation.
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon a Term SOFR based rate plus applicable margins or predetermined alternative rates, as applicable, pursuant to the terms of our New Credit Facility. As of July 31, 2023, our outstanding borrowings at variable interest rates totaled $233.8 million. A hypothetical increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.3 million increase in interest expense on an annualized basis and could impact our results of operation and financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into interest rate swaps in March 2020 (subsequently amended in September 2022, which expired on March 23, 2023) and January 2023. See Note 11 (Derivative instruments) to our Consolidated Financial Statements for further information on our interest rate swap agreements.
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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. The maximum term for the Company’s outstanding foreign exchange forward contracts was twelve months as of July 31, 2023. See Note 11 (Derivative instruments) to our Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of July 31, 2023.
Commodity prices
The primary commodity in our product is grapes, and generally, 10% of the grapes are sourced from our Estate properties that we own or lease. For purchased grapes and bulk wine, prices are subject to many factors beyond our control, such as the yields of various grape varieties in different geographies, the annual demand for these grapes and the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence. Our grape and bulk wine supply mix varies from year to year between pre-contracted purchase commitments and spot purchases; the variation from year to year is based on market conditions and sales demands. We do not engage in commodity hedging on our forecasted purchases of grapes and bulk wine. We continue to diversify our sources of supply and look to changes annually to our product lines to optimize the grapes available each harvest year.
Other raw materials we source include glass, cork and wine additives. We currently source these materials from multiple vendors. We continue to negotiate prices with these suppliers on an annual basis, conducting a competitive bidding process for all raw materials to leverage our volume in lowering the input costs of production. We do not engage in forward, future or other derivative hedging activities to attempt to manage future price volatility of raw materials or other production-related inputs. As a result, some of these prices change over time, and future changes to commodity prices, raw materials or other significant inputs in our wine production could have a material impact to our future results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Duckhorn Portfolio, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of The Duckhorn Portfolio, Inc. and its subsidiaries (the “Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended July 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of August 1, 2021.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition — Wholesale Sales Channels
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s net sales reflect the sale of wine domestically in the U.S. to wholesale distributors, direct to trade accounts in California and DTC (directly to consumers), as well as sales of wine to export distributors that sell internationally. The Company recognizes revenue when the performance obligation is fulfilled and control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company’s total net sales was $403 million for the year ended July 31, 2023, of which 85% relates to the wholesale sales channels.
The principal consideration for our determination that performing procedures relating to revenue recognition for wholesale sales channels is a critical audit matter is the significant audit effort in performing procedures related to the accuracy and occurrence of revenue transactions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the wholesale sales channels revenue recognition process, including controls over the accuracy and occurrence of revenue transactions. These procedures also included, among others, evaluating the accuracy and occurrence of revenue transactions on a sample basis by obtaining and inspecting invoices, customer purchase orders, shipping documents, and cash receipts from customers, when applicable.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
September 27, 2023
We have served as the Company’s auditor since 2018.

The Duckhorn Portfolio, Inc. Consolidated Statements of Financial Position (in thousands, except share and per share data)

	Fiscal year ended July 31,
	2023	2022
ASSETS
Current assets:
Cash	$6,353	$3,167
Accounts receivable trade, net	48,706	37,026
Inventories	322,227	285,430
Prepaid expenses and other current assets	10,244	13,898
Total current assets	387,530	339,521
Property and equipment, net	323,530	269,659
Operating lease right-of-use assets	20,376	23,375
Intangible assets, net	184,227	191,786
Goodwill	425,209	425,209
Other assets	6,810	1,963
Total assets	$1,347,682	$1,251,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,829	$3,382
Accrued expenses	38,246	29,475
Accrued compensation	16,460	12,893
Current operating lease liabilities	3,787	3,498
Current maturities of long-term debt	9,721	9,810
Other current liabilities	1,417	944
Total current liabilities	74,460	60,002
Long-term debt, net of current maturities and debt issuance costs	223,619	213,748
Operating lease liabilities	16,534	19,732
Deferred income taxes	90,216	90,483
Other liabilities	445	387
Total liabilities	405,274	384,352
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 115,316,308 and 115,184,161 issued and outstanding at July 31, 2023, and July 31, 2022, respectively	1,153	1,152
Additional paid-in capital	737,557	731,597
Retained earnings	203,122	133,824
Total The Duckhorn Portfolio, Inc. stockholders’ equity	941,832	866,573
Non-controlling interest	576	588
Total stockholders’ equity	942,408	867,161
Total liabilities and stockholders’ equity	$1,347,682	$1,251,513
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Operations (in thousands, except share and per share data)

	Fiscal years ended July 31,
	2023	2022	2021
Net sales (net of excise taxes of $5,446, $5,115 and $4,855 respectively)	$402,996	$372,510	$336,613
Cost of sales	187,307	187,330	169,265
Gross profit	215,689	185,180	167,348

Selling, general and administrative expenses	109,711	97,743	89,816
Casualty loss (gain), net (Note 18)	—	123	(6,559)
Income from operations	105,978	87,314	84,091

Interest expense	11,721	6,777	13,618
Other income, net	(212)	(2,214)	(6,505)
Total other expenses, net	11,509	4,563	7,113
Income before income taxes	94,469	82,751	76,978
Income tax expense	25,183	22,524	21,008
Net income	69,286	60,227	55,970
Less: Net loss (income) attributable to non-controlling interest	12	(37)	6
Net income attributable to The Duckhorn Portfolio, Inc.	$69,298	$60,190	$55,976

Earnings per share of common stock:
Basic	$0.60	$0.52	$0.52
Diluted	$0.60	$0.52	$0.52

Weighted average shares of common stock outstanding:
Basic	115,233,324	115,096,152	106,681,496
Diluted	115,407,624	115,363,578	106,934,853
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders’ equity	Non-controlling interest	Total stockholders’ equity
	Shares	Amount
Balances at July 31, 2020	101,713,460	$1,017	$535,372	$117,658	$654,047	$557	$654,604
Net income (loss)	—	—	—	55,976	55,976	(6)	55,970
Dividend to parent	—	—	—	(100,000)	(100,000)	—	(100,000)
Initial public offering, net of issuance costs	13,333,333	133	180,709	—	180,842	—	180,842
Equity-based compensation (Note 16)	—	—	10,822	—	10,822	—	10,822
Balances at July 31, 2021	115,046,793	1,150	726,903	73,634	801,687	551	802,238
Net income (loss)	—	—	—	60,190	60,190	37	60,227
Initial public offering, net of issuance costs	—	—	(270)	—	(270)	—	(270)
Issuance of common stock under equity incentive plans	175,003	3	(2)	—	1	—	1
Equity-based compensation (Note 16)	—	—	5,523	—	5,523	—	5,523
Shares withheld related to net share settlement	(53,677)	(1)	(844)	—	(845)	—	(845)
Issuance of employee stock purchase plan	16,042	—	287	—	287	—	287
Balances at July 31, 2022	115,184,161	1,152	731,597	133,824	866,573	588	867,161
Net income (loss)	—	—	—	69,298	69,298	(12)	69,286
Issuance of common stock under equity incentive plans	150,882	1	—	—	1	—	1
Equity-based compensation (Note 16)	—	—	6,290	—	6,290	—	6,290
Shares withheld related to net share settlement	(46,957)	—	(680)	—	(680)	—	(680)
Issuance of employee stock purchase plan	28,222	—	350	—	350	—	350
Balances at July 31, 2023	115,316,308	$1,153	$737,557	$203,122	$941,832	$576	$942,408

The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Cash Flows (in thousands)

	Fiscal years ended July 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$69,286	$60,227	$55,970
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(267)	3,817	2,029
Depreciation and amortization	27,768	23,427	21,343
Loss (gain) on disposal of assets	157	(528)	7
Change in fair value of derivatives	34	(1,695)	(5,848)
Amortization of debt issuance costs	975	1,608	1,623
Loss on debt extinguishment	—	—	272
Equity-based compensation	6,290	5,523	10,822
Inventory reserve adjustments	722	4,363	1,054
Change in operating assets and liabilities:
Accounts receivable trade, net	(11,679)	(3,773)	(6,789)
Inventories	(33,894)	(18,818)	(23,480)
Prepaid expenses and other assets	2,281	(3,293)	(6,593)
Other assets	(917)	1,258	(333)
Accounts payable	1,549	(262)	(45)
Accrued expenses	7,002	7,681	7,627
Accrued compensation	3,567	(3,953)	8,171
Deferred revenue	(6)	(2,830)	(1,045)
Other current and non-current liabilities	(2,776)	(3,920)	(513)
Net cash provided by operating activities	70,092	68,832	64,272
Cash flows from investing activities
Purchases of property and equipment	(72,843)	(44,644)	(13,689)
Proceeds from sales of property and equipment	271	910	122
Net cash used in investing activities	(72,572)	(43,734)	(13,567)
Cash flows from financing activities
Dividend to parent	—	—	(100,000)
Proceeds from issuance of common stock pursuant to the initial public offering, net of underwriters’ discounts and commissions	—	—	187,500
Payments under line of credit	(121,000)	(98,000)	(263,000)
Borrowings under line of credit	24,000	84,000	143,500
Issuance of long-term debt	225,833	—	38,131
Payments of long-term debt	(120,166)	(11,347)	(51,918)
Repayment of capital lease	—	—	(8)
Proceeds from employee stock purchase plan	350	287	—
Taxes paid related to net share settlement of equity awards	(680)	(845)	—
Debt issuance costs	(2,671)	—	(260)
Payments of deferred offering costs	—	(270)	(6,658)
Net cash provided by (used in) financing activities	5,666	(26,175)	(52,713)
Net increase (decrease) in cash	3,186	(1,077)	(2,008)
Cash - Beginning of year	3,167	4,244	6,252
Cash - End of year	$6,353	$3,167	$4,244

Supplemental cash flow information
Cash paid during the year
Interest paid, net of amount capitalized	$10,393	$5,179	$12,620
Income taxes paid	$11,562	$17,674	$22,743
Non-cash investing activities
Property and equipment additions in accounts payable and accrued expenses	$3,360	$1,694	$1,369
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc.
Notes to Consolidated Financial Statements

1.    Description of business
The Duckhorn Portfolio, Inc. (formerly known as Mallard Intermediate, Inc. until its name change on February 23, 2021) and its subsidiaries (the "Company" or "Management"), headquartered in St. Helena, CA, produce luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
Unless the context indicates otherwise, references to the “Company” or “Management” refer to The Duckhorn Portfolio, Inc. and its subsidiaries, which include Mallard Buyer Corporation, Heritage Wine, LLC, Duckhorn Wine Company, Canvasback Wine, LLC, Waterfowl Wine, LLC, Heritage Vineyard, LLC, KB Wines Corporation, Selway Wine Company and Domaine M.B., LLC, which wholly owns Chenoweth Graham, LLC, an entity holding a majority interest in Bootlegger’s Hill, LLC (“Bootlegger’s Hill”).
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
Fiscal year
The Company’s fiscal year ends on July 31. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years and the associated periods in those fiscal years.
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
Concurrently with the pricing of the IPO, the Company’s Board of Directors approved the conversion of 42,579,137 Class M Units previously issued under the 2016 Equity Incentive Plan to shares of common stock previously owned by the Company’s parent company, Mallard Holdco, Inc. See Note 16 (Equity-based compensation) for additional information on the Company’s equity incentive plans and the related financial statement impacts.
Secondary offerings
In April 2023, the Company completed a secondary offering where certain existing stockholders sold 6,000,000 shares of common stock at a price of $15.35 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.4 million for Fiscal 2023, which are reflected in selling, general and administrative expenses on the Consolidated Statement of Operations.
In the first quarter of Fiscal 2022, the Company completed a secondary offering where certain existing stockholders sold 12,000,000 shares of common stock at a price of $20.50 per share. In November 2021, an additional 626,467 shares of common stock were sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.6 million and $0.4 million, respectively, for Fiscal 2022 and 2021.
In the fourth quarter of Fiscal 2022, the Company completed another secondary offering where certain existing stockholders sold 5,000,000 shares of common stock at a price of $19.25 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.2 million for Fiscal 2022, which are reflected in selling, general and administrative expenses on the Consolidated Statement of Operations.
2.    Basis of presentation and significant accounting policies
Basis of presentation
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP and the regulations of the SEC.
Principles of consolidation
The consolidated financial statements include the accounts of The Duckhorn Portfolio, Inc. and its subsidiaries, including a consolidated VIE of which the Company has determined it is the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation. Certain reclassifications to previously reported financial information have been made to conform to the current period presentation.
Functional currency
The Company and all subsidiary legal entities are domiciled in the U.S. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.
Accounting estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Operating segment
The Company has one operating segment and one reportable segment. The Company’s Chief Operating Decision Maker reviews operating performance and makes decisions to allocate resources at the consolidated company level.
Revenue recognition
The Company’s net sales reflect the sale of wine domestically in the U.S. to wholesale distributors, direct to trade accounts in California and DTC, as well as sales of wine to export distributors that sell internationally.
The Company recognizes revenue when the performance obligation is fulfilled and control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling costs that are billed to customers as a fulfillment activity rather than as separate performance obligations. Shipping and handling costs are included in net sales in the Consolidated Statements of Operations. The Company has elected to record excise taxes as a reduction to net sales, which are recognized in the Consolidated Statements of Operations when the related product sale is recognized.
When the Company receives payment from a customer prior to transferring the product under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company’s deferred revenue is primarily comprised of cash collected from DTC members for purchases ahead of the wine shipment date. The Company does not recognize revenue until control of the wine is transferred and the performance obligation is met. See Note 3 for additional information regarding the contract liability.
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
The Company pays depletion-based incentives to its distributors for meeting specific depletion targets and reviews the allowances using a portfolio approach, grouping contracts with similar attributes. The allowances are reassessed at each reporting date to reflect changes in facts and circumstances that could impact allowance estimates. Volume pricing discounts are given for meeting volume levels on an individual contract basis. Each incentive is treated as a reduction to the transaction price at the time of revenue recognition.
Due to the nature of the arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. Consideration given to customers totaled $57.5 million, $66.3 million and $63.8 million for Fiscal 2023, 2022 and 2021, respectively, which is recognized as a reduction to net sales in the Consolidated Statements of Operations. There were no material constraints on estimates for the periods then ended.
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
Cost of sales
Cost of sales includes all bulk wine production costs, winemaking, bottling, packaging, warehousing and shipping and handling costs. Costs associated with the Company’s leased vineyards or owned estate properties include annual farming costs and amortization of vineyard development expenditures. Costs incurred for wines that age longer than one year prior to sale, including winemaking and processing costs, continue to be capitalized into inventory until the wine is bottled and available for sale.
Advertising costs
Advertising costs, including direct and promotional marketing costs, are expensed as incurred and were $6.5 million, $6.6 million and $6.0 million for Fiscal 2023, 2022 and 2021, respectively. Advertising costs are recognized in selling, general and administrative expenses in the Consolidated Statements of Operations.

Cash and cash equivalents
Cash and cash equivalents include cash on hand and on deposit. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of July 31, 2023 and 2022.
Accounts receivable trade, net
Accounts receivable trade, net consists of amounts owed to the Company for sales of the Company’s products on credit and are reported at net realizable value. Interest is accrued on past-due amounts when required by trade laws in a given jurisdiction. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. The Company determines this allowance based on historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions and reasonable forecasts. Accounts receivable are written off when determined to be uncollectible. Recoveries of accounts receivable previously written off are recognized in income when received.
Charges related to credit loss on accounts receivable were $0.4 million and $0.5 million in Fiscal 2022 and 2021, respectively. Recoveries and reductions in the allowance for credit loss were $0.4 million in Fiscal 2022. Charges related to credit loss in Fiscal 2023 and recoveries and reductions related to credit loss in Fiscal 2023 and 2021 were immaterial. The allowance for credit losses as of July 31, 2023 and 2022 was $0.5 million and $0.4 million, respectively.
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
Consistent with industry practices, the Company classifies inventory as a current asset, although a substantial portion of inventory may be aged for periods longer than one year prior to being sold due to the specific aging requirements for a given wine variety and vintage. On an ongoing basis, the Company evaluates the cost estimate and assumptions. As required, the Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. Aging inventory, prior to bottling, is classified as work in process.
The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimates of net realizable value are based on analysis and assumptions including, but not limited to, historical experience, as well as Management’s judgement with respect to future demand and market conditions. Reductions to the carrying value of inventories are recorded in cost of sales in the Consolidated Statements of Operations, in the period Management determines the conditions first arise which indicate the cost may not be recoverable.

Property and equipment, net
Property and equipment, net are reported at cost and are depreciated using the straight-line method using the following useful lives:

Category of Property and Equipment	Useful Lives (years)
Buildings and improvements	4-42
Machinery and equipment	3-20
Vineyards and improvements	5-20
Barrels	1-2
Leasehold improvements are depreciated over the shorter of the useful life of the asset or the remaining term of the lease using the straight-line method. Expenditures for major repairs and maintenance which extend the useful lives of property and equipment are capitalized. All other maintenance expenditures, including planned major maintenance activities, are expensed as incurred. Gains or losses from property and equipment disposals are recognized in other income, net in the Consolidated Statements of Operations.
The Company capitalizes vineyard development costs when developing new vineyards or improving existing vineyards, whether owned or leased. These costs principally consist of the costs of the vines and expenditures related to labor and materials to prepare the vineyard and construct vine trellises. Interest is capitalized during the active construction period for major capital projects.
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
Indefinite-lived intangible assets include trade names and lane rights. The Company’s trade names provide value from the utility of the winery brands for the foreseeable future. Lane rights represent the Company’s rights to storage capacity at the Wine Service Cooperative for the life of the facility at guaranteed pricing.
Customer relationships are amortized on a straight-line basis over their estimated useful lives and that amortization is recognized in selling, general and administrative expenses. The Company did not record any impairment charges related to goodwill or intangible assets for Fiscal 2023, 2022 or 2021.
Long-lived asset impairment
Long-lived assets deemed to have definite lives, which principally consist of property and equipment, customer relationships, and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the asset. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the fair value of the asset. No impairments were identified related to definite-lived assets for Fiscal 2023, 2022 or 2021.
Accounting for asset acquisitions
The Company follows the guidance in ASC Topic 805, Business Combinations, for determining whether an acquisition meets the definition of a business combination or asset acquisition. For acquisitions that are accounted for as acquisitions of assets, the Company records the acquired tangible and intangible assets and assumed liabilities, if any, based on each asset’s and liability’s relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. The method for determining relative fair value varies depending on the type of asset. See Note 4 (Acquisition) for additional information.
Debt issuance costs
The Company incurred debt issuance costs associated with the debt facilities, including the revolving line of credit, as further described in Note 10 (Debt). Term loan debt issuance costs are presented as a reduction from the corresponding liability, long-term debt, net of current maturities and debt issuance costs, in the Consolidated Statements of Financial Position. Revolving credit debt issuance costs are classified as an other asset in the Consolidated Statements of Financial Position, regardless of whether or not there are any outstanding borrowings under the revolving credit facility. Debt issuance costs are amortized to interest expense over the life of the loan to maturity using the straight-line method, which is not materially different from the effective interest method.
Derivative instruments
The Company recognizes derivative instruments as assets or liabilities on the Consolidated Statements of Financial Position and measures these instruments at fair value. The Company enters into derivative instruments to manage exposure to changes in interest rates and foreign currency fluctuations. The Company has certain derivative instruments subject to master netting agreements that provide for net-settlement of amounts payable or receivable related to multiple derivative transactions with the same counterparty. The Company presents all derivatives on a gross basis in the Consolidated Statements of Financial Position. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of July 31, 2023 and 2022. Management has neither designated these instruments as cash-flow hedges nor elected hedge accounting. Changes in the consolidated fair value of these financial instruments are recognized in other income, net, in the Consolidated Statements of Operations, see Note 11 (Derivative instruments) and Note 12 (Fair value measurements) for additional information. The Company does not enter into derivative agreements for trading or speculative purposes.
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial instruments are measured in the financial statements in accordance with an established fair value hierarchy, which emphasizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. See Note 12 (Fair value measurements) for the valuation methodologies used for instruments measured at fair value.
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
Tax benefits from uncertain tax positions are recognized if it is more likely than not the tax positions will be sustained on examination by the applicable taxing authorities based on the technical merits of the position. The tax benefit is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s income tax provision includes the net impact of changes in the liability for unrecognized tax benefits. Interest related to income tax matters is recognized in interest expense and penalties are reflected in operating expenses. See Note 13 (Income taxes) for additional information.
Leases
Effective August 1, 2021, the Company adopted ASU No. 2016-02, Leases (Topic 842). Service arrangements are evaluated to determine whether they contain a lease at inception. Leases are classified as either finance leases or operating leases based on criteria in Topic 842. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s secured incremental borrowing rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment. The Company applied incremental borrowing rates on a lease-by-lease basis. Right-of-use assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term operating leases that have a term of one year or less. The Company recognizes expenses for short-term operating leases on a straight-line basis over the lease term. Permitted under the guidance, financial statements for reporting periods beginning after August 1, 2021 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported and disclosed in accordance with historical accounting guidance.
Certain of the Company’s operating leases have variable rental payments based on changes in a consumer price index or a production index that trigger rental increases. Additionally, certain of the Company’s operating leases include variable payments for items such as property taxes, insurance, maintenance and other operating expenses associated with leased assets. Certain grower purchase agreements under which the Company contracts for grapes to meet production needs contain variable payments based on tonnage yield, grape quality and grape prices. Variable lease payments are excluded from the calculations of the right-of-use assets and are recognized in the financial statements in the period in which the obligation is incurred and payment variability removed. Any variable payments related to grapes purchased for inventory production would generally be recognized during harvest as yield size and quality can be determined, and the Company accepts the grapes at a production facility. The cost of grapes purchased to produce wine is recognized in inventory until the wine is sold, and amounted to $71.0 million and $68.1 million in July 31, 2023 and 2022, respectively.
The Company monitors for triggering events or conditions that require a reassessment of its leases. When the reassessment requires a re-measurement of the lease liability, a corresponding adjustment is made to the carrying amount of the right-of-use asset. Additionally, the Company reviews relevant impairment indicators of its right-of-use assets in accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets.

Stock split
On March 9, 2021, the Company’s Board of Managers approved a 1,017,134.6-for-1 stock split to the Company’s common stock, which was immediately effective. All share and per share data included in these consolidated financial statements give effect to the stock split and have been retroactively adjusted for all periods presented.
Preferred stock
The Company has 100,000,000 shares of $0.01 par value preferred stock authorized, none of which are issued and outstanding.
Earnings per share
In accordance with ASC Topic 260, Earnings Per Share, earnings per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding forfeitures. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options and upon the vesting of restricted stock. See Note 19 (Earnings per share) for additional information.
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
Bootlegger’s Hill, which was acquired as part of the Kosta Browne acquisition, is a VIE and the Company is the primary beneficiary of that VIE. This conclusion considers the Company’s ownership percentage, which entitles the Company to receive most of the benefits and absorb most of the risk, as well as the ability to exercise significant influence over the operating and financial decisions of the VIE.
The Company consolidates 100% of the operational results of Bootlegger’s Hill, while also reflecting on the Consolidated Statements of Operations and Financial Position the 23.8% non-controlling interest, which is held by outside investors at both Fiscal 2023 and 2022. At July 31, 2023 and 2022, the Company’s ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Consolidated Statements of Financial Position were $2.3 million and $2.4 million at July 31, 2023 and 2022, respectively. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement.
The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for grape sales under current contracts and farming costs.

Significant customers and concentrations of credit risk
The Company’s five largest customers, which are each wholesale customers, represented in total approximately 51%, 46% and 48% of net sales for Fiscal 2023, 2022 and 2021, respectively. There were no significant concentrations of revenue or credit risk related to DTC sales.
Of the largest five customers, three wholesale customers each represented 10% or more of the Company’s net sales. The percentages for each of these significant customers for the periods presented are as follows:

	Fiscal years ended July 31,
	2023	2022	2021
Customer A	18%	16%	15%
Customer B	16%	14%	16%
Customer C	10%	9%	10%
Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits in excess of Federal Deposit Insurance Corporation limits, as well as trade receivables. The majority of the Company’s wine sales are made through distributors. Receivables associated with such sales are not collateralized. The Company monitors credit risk associated with its customers on a regular basis and management is of the opinion that there is no significant or unusual credit exposure as of July 31, 2023.
The same three wholesale customers, shown in the net sales table above, represent 10% or more of the Company’s trade accounts receivable balance for the periods presented. The percentages for each of these significant customers as of the periods presented are as follows:

	July 31,
	2023	2022
Customer A	24%	22%
Customer B	16%	14%
Customer C	15%	8%
Equity-based compensation
Equity awards issued in exchange for services rendered by the Company’s employees, officers or directors are accounted for pursuant to ASC Topic 718, Compensation-Stock Compensation. The Company measures equity awards at fair value at their grant date. Compensation cost is recognized in selling, general and administrative expenses or is capitalized into inventory over the requisite service period (generally the vesting period), net of actual forfeitures as incurred. For awards with performance-based conditions impacting the timing or number of awards vesting, compensation cost is recognized when a performance condition is probable of being met. If a performance condition is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company estimates the fair value of certain awards using a Black-Scholes option pricing model. The Company values shares purchased under the ESPP using a Black-Scholes option valuation model. See Note 16 (Equity-based compensation) for additional information.
Accounting pronouncements
As an “emerging growth company” as established by the Jumpstart Our Business Startups Act of 2015, the Company was permitted to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Prior to Fiscal 2022, the Company had elected to use the adoption dates available to private companies. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently adopted accounting pronouncements
In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), and further issued subsequent amendments to the initial guidance. The Company adopted the standard effective August 1, 2022, the first day of Fiscal 2023. The adoption of the standard did not have a material impact on the Consolidated Financial Statements or the related disclosures.
As previously disclosed in the Annual Report on Form 10-K for the year ended July 31, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method as of the first day of Fiscal 2022. The impact of the adoption of ASC 842 on previously reported interim financial statements during the year ended July 31, 2022, included the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. The adoption of ASC 842 also resulted in reclassifying certain lines within operating activities in the Consolidated Statement of Cash Flows due to changes in operating assets and liabilities for the related accounts. These changes to previously disclosed amounts conform to the current period presentation.
No other new accounting pronouncements issued or effective as of July 31, 2023 have had, or are expected to have, a material impact on the Consolidated Financial Statements or the related disclosures.
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Fiscal years ended July 31,
	2023	2022	2021
Wholesale - Distributors	67.9%	66.3%	65.3%
Wholesale - California direct to trade(a)	17.1	17.9	16.9
DTC(b)	15.0	15.8	17.8
Net sales	100.0%	100.0%	100.0%
_________________________________________________________
(a) Includes bulk and grape sales of $0.7 million, $3.1 million and $0.8 million for Fiscal 2023, 2022 and 2021, respectively.
(b) Includes shipping and handling revenue of $2.7 million, $2.3 million and $2.6 million for Fiscal 2023, 2022 and 2021, respectively.
The following table presents the percentages of consolidated net sales disaggregated by brand:

	Fiscal years ended July 31,
	2023	2022	2021
Duckhorn Vineyards & Decoy	79.2%	78.5%	76.3%
Other winery brands	20.8	21.5	23.7
Net sales	100.0%	100.0%	100.0%
Net sales disaggregated by geographic area comprised of the following:

	Fiscal years ended July 31,
(in thousands)	2023	2022	2021
United States	$379,255	$348,910	$318,389
Canada	7,327	7,769	5,355
Other international	16,414	15,831	12,869
Net sales	$402,996	$372,510	$336,613

Contract balances
Changes in the contract liability balance during the periods presented comprised of the following:

	Fiscal years ended July 31,
(in thousands)	2023	2022	2021
Outstanding at beginning of period	$272	$3,102	$4,148
Increase (decrease) attributable to:
Upfront payments	32,952	30,018	33,257
Revenue recognized	(32,855)	(32,179)	(34,069)
Refund	(303)	(669)	(234)
Outstanding at end of period	$66	$272	$3,102
Revenue recognized during Fiscal 2023, which was included in the opening contract liability balance for those periods, was primarily revenue from DTC sales. In Fiscal 2023, the Company recognized revenue of $0.3 million which was included in the opening contract liability balance for the corresponding period.
4.    Acquisition
Geyserville winery
On June 22, 2023, the Company purchased a production winery and seven acres of planted Cabernet Sauvignon in Alexander Valley, Sonoma County, California. Under the terms of the purchase agreement, the Company acquired certain production and storage assets, as well as vineyard assets, for a purchase price of $54.6 million. The purchase price, inclusive of transaction costs, was comprised of cash on hand and $15.0 million from the Company’s New Credit Facility.
The acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805, Business Combinations, as the Company did not acquire a substantive process. Therefore, the Company ratably allocated $0.3 million of direct, third-party transaction costs to the tangible assets acquired based on each asset's relative fair value.
The allocation of the purchase consideration to the assets acquired and liabilities assumed, on the acquisition date, as part of the transaction is as follows:

(in thousands)	Amount
Purchase consideration	$54,261
Add: Third-party transaction costs	327
Total purchase consideration	$54,588
Assets acquired and liabilities assumed
Machinery and equipment	$28,600
Buildings and improvements	20,823
Land	5,561
Vineyards and improvements	367
Liabilities	(763)
Total assets acquired and liabilities assumed	$54,588
The estimated fair values of assets acquired were determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820, Fair Value Measurement, as of the acquisition date. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company.

5.     Inventories
Inventories were comprised of the following:

	July 31,
(in thousands)	2023	2022
Finished goods	$145,355	$108,989
Work in progress	161,795	162,337
Raw materials	15,077	14,104
Inventories	$322,227	$285,430
In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. As of July 31, 2023 and 2022, the Company’s inventory reserve was $0.9 million and $5.1 million, respectively. During Fiscal 2022, the Company reserved excess inventory levels of seltzer products of approximately $4.3 million.
The Company capitalizes into inventories depreciation related to property and equipment used in the production of inventory. For Fiscal 2023 and 2022, the amount capitalized was $18.3 million and $14.2 million, respectively. The Company also capitalizes lease costs related to leases used in the production of inventory. For Fiscal 2023 and 2022, the amount capitalized was $4.6 million and $4.2 million, respectively. In addition, the Company capitalizes share-based compensation costs related to employees involved in the production of inventory which amounted to $1.2 million and $0.8 million for Fiscal 2023 and 2022, respectively.
6.    Property and equipment, net
Property and equipment, net was comprised of the following:

	July 31,
(in thousands)	2023	2022
Land	$141,888	$136,328
Buildings and improvements	92,960	70,813
Machinery and equipment	81,984	52,619
Vineyards and improvements	44,896	44,759
Barrels	34,944	30,067
Construction in progress	11,866	5,664
Property and equipment, gross	408,538	340,250
Less: accumulated depreciation and amortization	(85,008)	(70,591)
Property and equipment, net	$323,530	$269,659
Depreciation expense recognized in selling, general and administrative expenses was $1.9 million, $1.7 million, $1.2 million for Fiscal 2023, 2022 and 2021. See Note 5 (Inventories) for depreciation expense capitalized into inventory.
Asset acquisitions
In Fiscal 2023, the Company purchased a production winery and seven acres of planted Cabernet Sauvignon in Alexander Valley, Sonoma County, California for $54.6 million, see Note 4 (Acquisition) for additional information.
In Fiscal 2022, the Company completed the purchase of four California vineyards of approximately 340 acres, and related assets for a total of $32.7 million.

7.    Leases
The Company’s operating leases in which it is the lessee are primarily for certain vineyards, office space, tasting rooms, production facilities and certain grower purchase agreements associated with the purchase of grape tonnage yielded from specific vineyard blocks. As of July 31, 2023 and 2022, the Company did not have any finance leases. The Company’s leases have various terms with initial terms ranging from one to 30 years, expiring in future years through December 2046. Certain lease agreements contain purchase options and many include renewal options at specified dates throughout the lease terms. Purchase and renewal options are considered in determining the lease term and payments associated with the option years are included in lease payments if it is reasonably certain that the Company will exercise that option.
Upon acquisition of the Geyserville winery, the Company became the lessor in an existing operating lease for the production facility. The Company recorded lease income of $0.4 million for Fiscal 2023, recorded in net sales in the Consolidated Statements of Operations. The lease term expires February 2024 with no option for renewal. Remaining lease payments the Company will receive in Fiscal 2024 are $1.9 million. The Company elected the practical expedient to combine lease and nonlease components.
The amounts and classification of the Company’s leases in the Consolidated Statements of Financial Position are as follows:

		July 31,
(in thousands)	Balance Sheet Classification	2023	2022
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$20,376	$23,375

Liabilities:
Operating lease liabilities	Current operating lease liabilities	3,787	3,498
Operating lease liabilities	Operating lease liabilities	16,534	19,732
Total lease liabilities		$20,321	$23,230
Lease costs
The components of lease cost reported in the Consolidated Financial Statements were as follows:

	July 31,
(in thousands)	2023	2022
Operating lease costs:
Lease cost	$4,361	$4,239
Variable lease cost(a)	1,363	1,137
Short-term lease cost	66	96
Less: Sublease income	(132)	(20)
Total lease costs	$5,658	$5,452
_________________________________________________________
(a)     Variable lease cost includes payments for property taxes, insurance, maintenance and grower purchase agreements. Variable lease cost is recorded in the period in which variability is removed. See Note 15 (Commitments and contingencies) for estimated variable cost of grower purchase agreements to be recognized in fiscal 2024 related to the 2023 harvest, subject to grape yield sizes and the Company accepting grapes under its quality control provisions.
See Note 5 (Inventories) for lease costs capitalized into inventory.
Lease term and discount rate
Weighted average remaining lease terms and discount rates consisted of the following:

	July 31,
	2023	2022
Operating leases:
Weighted average remaining lease term (in years)	7.08	7.75
Weighted average discount rate	3.65%	3.53%
Maturity of operating lease liabilities
A summary of the remaining lease payments of operating lease liabilities (leases with terms in excess of one year) for the next five fiscal years and thereafter as of July 31, 2023 were as follows:

(in thousands)	Operating lease liabilities
2024	$4,386
2025	4,255
2026	2,909
2027	2,822
2028	2,428
Thereafter	6,278
Total lease payments	23,078
Less: interest	(2,757)
Total lease liabilities	$20,321
Supplemental cash flow information
Supplemental and other information related to leases comprised of the following:

	July 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,273	$3,534

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$636	$232
Comparative information as reported prior to the adoption of ASC 842
Rental expense, excluding related variable costs, was $4.0 million for Fiscal 2021. See Note 5 (Inventories) for rental expense and related variable costs capitalized into inventory.

8.    Goodwill and other intangible assets
Goodwill
At each of July 31, 2023 and 2022, the goodwill balance was $425.2 million.
Other intangible assets
Intangible assets were comprised of the following:

	July 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$92,720	$(49,393)	$43,327
Total definite-lived intangible assets	92,720	(49,393)	43,327

Indefinite-lived intangible assets:
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$233,620	$(49,393)	$184,227

	July 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$92,720	$(41,834)	$50,886
Total definite-lived intangible assets	92,720	(41,834)	50,886

Indefinite-lived intangible assets:
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total other intangible assets	$233,620	$(41,834)	$191,786
Impairment Assessment
Pursuant to ASC Topic 350, Intangibles—Goodwill and Other, the Company performs an annual impairment test for potential impairment of indefinite-lived intangible assets. Assets are tested more frequently if factors indicate impairment may exist. The Company’s impairment testing of the trade name intangible assets compares the fair value of each trade name with its carrying value, with any excess of carrying value recognized as an impairment loss. The Company estimates the fair value of the trade names using the Relief-from-Royalty method. Management applies significant judgment in determining the fair value of intangible assets, which involves the use of estimates and assumptions including future net sales attributable to the trade names and selection of appropriate royalty and discount rates. The Company did not record any impairment charges related to goodwill or trade names for Fiscal 2023, 2022 or 2021.
Amortization expense
The Company’s amortization expense was $7.6 million for Fiscal 2023 and 2022 and $7.7 million for Fiscal 2021.

Estimated future amortization expense for each of the following five fiscal years and thereafter is as follows:

(in thousands)	Amount
2024	$7,560
2025	7,560
2026	7,560
2027	7,560
2028	7,560
Thereafter	5,527
Total	$43,327
9.    Accrued expenses
Accrued expenses were comprised of the following:

	July 31,
(in thousands)	2023	2022
Trade spend(a)	$12,721	$15,319
Income taxes payable(b)	11,019	—
Deferred compensation liability(c)	3,261	2,142
Barrel purchase	2,589	988
Accrued professional fees	599	3,191
Accrued invoices and other accrued expenses	8,057	7,835
Accrued expenses	$38,246	$29,475
_________________________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives. See further discussion in Note 2 (Basis of presentation and significant accounting policies).
(b) Effective March 2023, the IRS postponed certain tax filings and payment deadlines, until October 2023, in areas designated with eligible Federal Emergency Management Agency declarations. During Fiscal 2023, the Company deferred federal and state tax payments and expects to pay the deferred amount in the first quarter of fiscal 2024.
(c) See discussion in Note 14 (Employee benefit plans) regarding the Company’s deferred compensation plan and related cash surrender value life insurance policies the Company intends to use in settling the plan liability. The cash surrender value of the life insurance policies were $2.7 million and $1.8 million at July 31, 2023 and 2022, respectively.

10.    Debt
Long-term debt, net was comprised of the following:

	July 31,
(in thousands)	2023	2022
Revolving line of credit	$13,000	$110,000
Term loan, first lien	220,832	110,117
Capital expenditure loan(a)	—	5,049
Total debt	233,832	225,166
Less: Current maturities of long-term debt	(9,721)	(9,810)
Total long-term debt	224,111	215,356
Debt issuance costs(b)	(492)	(1,608)
Total long-term debt, net of current maturities and debt issuance costs	$223,619	$213,748
_________________________________________________________
(a) The capital expenditure loan under the Original Credit Agreement was replaced as part of the refinancing and execution of the New Credit Agreement. As of July 31, 2023, the Company has not drawn on the delayed draw term loan under the New Credit Agreement.
(b)     At July 31, 2023, debt issuance costs are the costs associated with the term loan facility. Debt issuance costs of $2.8 million associated with the revolving credit and delayed draw term loan facilities are recorded in other assets on the Consolidated Statements of Financial Position. Under the Original Credit Facility, the revolving credit facility debt issuance costs were treated consistently with those of the term debt facilities as the Company did not intend to repay the revolving credit facility in full prior to its maturity. At July 31, 2022, $1.3 million of the debt issuance costs are associated with the revolving credit facility.
As of July 31, 2023, the Company had unused capacity of $412.0 million under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity.
Amendment to the Original Credit Agreement
Prior to entering the New Credit Agreement, effective August 30, 2022, Mallard Buyer Corp., Selway Wine Company and certain other subsidiaries of The Duckhorn Portfolio, Inc. (collectively, the “Borrowers”) entered into Amendment No. 8 to the Original Credit Agreement, to extend the maturity date of all facilities to November 1, 2023 and to transition from a LIBOR based interest rate to a Term SOFR based interest rate plus applicable margins defined by the terms of the Original Credit Facility. The transaction did not result in any additional cash proceeds.
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
Borrowings under the revolver portion of the New Credit Agreement generally bear interest based on the sum of Term SOFR plus a loan margin based on average availability as follows: (a) less than or equal to 33% of average availability, a loan margin of 1.50%, (b) greater than 33% and less than or equal to 66% of average availability, a loan margin of 1.25%, and (c) greater than 66% of average availability, a loan margin of 1.00%. The weighted average interest rate, including unused line fees, on outstanding borrowings under the revolver portion of the credit facilities was 6.3% during Fiscal 2023.
Borrowings under the term loan and delayed draw portions of the New Credit Agreement generally bear interest based on the sum of (i) Term SOFR plus (ii) a credit spread adjustment of 10 basis points for 1-month and 3-month interest periods and 15 basis points for a six-month interest period plus (iii) a loan margin of 1.625%. The weighted average interest rate on outstanding borrowings under the term loan portions of the credit facilities was 6.3% during Fiscal 2023.
The New Credit Agreement also includes an unused line fee and contains customary representations and warranties and affirmative and negative covenants for agreements of this type. In addition, the New Credit Agreement requires compliance with the following financial covenants, in each case commencing from fiscal quarter ending January 31, 2023: (i) a debt to capitalization ratio not to exceed 0.55:1.00, measured at the end of each fiscal quarter and (ii) a fixed charge coverage ratio not to be less than 1.15:1.00, measured at the end of each fiscal quarter. As of both July 31, 2023 and 2022, the Company was not in violation of any financial covenant.
The Company incurred approximately $3.3 million in debt issuance costs, including bank financing fees and third party legal and other professional fees in closing the New Credit Agreement, of which approximately $2.4 million were capitalized in accordance with ASC Topic 470, Debt. The fees associated with the revolving and delayed draw term facilities were capitalized to other assets and the fees associated with the term loan facility were capitalized to long-term debt, net of current maturities and debt issuance costs on the Consolidated Statement of Position. The capitalized debt issuance costs are amortized as interest expense over the term of the New Credit Agreement. Other related charges incurred of $0.9 million that were not capitalized during the period are reflected in other income, net in the Consolidated Statement of Operations.
Included in interest expense in the Consolidated Statements of Operations, and separately presented on the Consolidated Statements of Cash Flows, is amortization related to debt issuance costs of $1.0 million, $1.6 million and $1.6 million for Fiscal 2023, 2022 and 2021.
Amendments to the New Credit Agreement
Effective February 6, 2023, the Company entered into Amendment No. 1 to the Amended and Restated First Lien Loan and Security Agreement. The changes in the amendment are administrative in nature and did not impact the Company’s outstanding debt or related debt covenants. The amendment did not result in any additional cash proceeds or changes in commitment amounts.
Effective May 2, 2023, the Company entered into Amendment No. 2 to the Amended and Restated First Lien Loan and Security Agreement. The amendment amends and restates the definition of fixed charge coverage ratio in the New Credit Agreement to replace unfinanced capital expenditures with maintenance capital expenditures in the calculation of the fixed charge coverage ratio. The amendment did not result in any additional cash proceeds or changes in commitment amounts.

As of July 31, 2023, the required revolving line of credit and long-term debt repayments for each of the following five fiscal years and thereafter are as follows:

(in thousands)	Amount
2024	$9,721
2025	9,721
2026	9,721
2027	9,721
2028	194,947
Thereafter	—
Total	$233,832
11.    Derivative instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the Company's financial results.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company’s derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of July 31, 2023 or July 31, 2022. The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s accounting policies do not apply hedge accounting treatment to derivative instruments.
As of July 31, 2023, the Company held the following interest rate swap agreement, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	3.735%	January 4, 2023	November 4, 2027
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

	July 31,
(in thousands)	2023	2022
Interest rate swap contracts	$100,000	$100,000
Foreign currency forward contracts	5,610	2,793
Total derivative instruments not designated as hedging instruments	$105,610	$102,793
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

As discussed in Note 15 (Commitments and contingencies), the Company manages annual barrel purchases by engaging domestic and foreign cooperages to provide specified barrel quantities on agreed delivery dates. A significant portion of these invoices are paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers.
Results of period derivative activity
The estimated fair value and classification of derivative instruments on the Consolidated Statements of Financial Position at July 31, 2023 were as follows:

	Derivative Assets		Derivative Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contracts	Other assets	$1,117	Other liabilities	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	69	Other current liabilities	—
Total derivatives not designated as hedging instruments		$1,186		$—
The estimated fair value and classification of derivative instruments on the Consolidated Statements of Financial Position at July 31, 2022 were as follows:

	Derivative Assets		Derivative Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contracts	Prepaid expenses and other current assets	$1,443	Other liabilities	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Other current liabilities	223
Total derivatives not designated as hedging instruments		$1,443		$223
The amounts and classification of the gains and losses in the Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Fiscal years ended July 31,
(in thousands)	Classification	2023	2022	2021
Interest rate swap contracts	Other income, net	$326	$(1,923)	$(5,961)
Foreign currency forward contracts	Other income, net	(292)	228	113
Total loss (gain)		$34	$(1,695)	$(5,848)

12.    Fair value measurements
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
The Company’s other financial instruments consist mainly of cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of all other financial instruments, except debt, approximates fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s debt approximates fair value as the interest rates are variable and reflective of market rates (Level 2 of the fair value hierarchy).
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2023, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Interest rate swap contracts	$—	$1,117	$—
Foreign currency forward contracts	$—	$69	$—
Deferred compensation plan asset	$—	$2,670	$—

Liabilities:
Deferred compensation liability	$—	$3,261	$—

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2022, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Interest rate swap contracts	$—	$1,443	$—
Deferred compensation plan asset	$—	$1,753	$—

Liabilities:
Foreign currency forward contracts	$—	$223	$—
Deferred compensation liability	$—	$2,142	$—
13.    Income taxes
The Company’s income tax provision represents U.S. federal and state income taxes. The provision for income taxes was as follows:

	Fiscal years ended July 31,
(in thousands)	2023	2022	2021
Current:
Federal	$19,184	$13,844	$14,431
State	6,266	4,864	4,549
Total current income taxes	25,450	18,708	18,980

Deferred:
Federal	(262)	2,080	2,809
State	(5)	1,736	(781)
Total deferred income taxes	(267)	3,816	2,028
Income tax expense	$25,183	$22,524	$21,008

The significant components of deferred tax assets (liabilities) were comprised of the following:

	July 31,
(in thousands)	2023	2022
Deferred tax assets:
Inventory	$2,385	$—
Operating lease liabilities	5,201	5,935
Accrued liabilities	1,579	1,118
State taxes	1,411	1,136
Equity-based compensation	1,041	550
Other	158	523
Total deferred tax assets	11,775	9,262

Deferred tax liabilities:
Inventory	—	(1,116)
Property and equipment	(48,448)	(41,658)
Intangible assets	(45,607)	(46,018)
Operating lease asset	(5,216)	(5,972)
Interest rate swap	(286)	(368)
Prepaid expenses	(2,434)	(2,156)
Casualty gain (Note 18)	—	(2,457)
Total deferred tax liabilities	(101,991)	(99,745)
Net deferred tax liabilities	$(90,216)	$(90,483)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other significant temporary differences that impact the Company’s deferred taxes primarily relate to the tax basis of assets that were acquired in business combinations that remain at historical bases although the assets were recorded at fair value for financial reporting purposes. The differences primarily relate to property and equipment and intangible assets. Other temporary differences include differing depreciation and inventory costing methods. Goodwill associated with a prior period acquisition of the Company created a permanent difference.
The Company considers the realizability of deferred tax assets, evaluating whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2023 and 2022, the Company determined it is more likely than not that it will realize the benefits of these deductible differences. Accordingly, the Company has recorded no valuation allowances.
The following table reconciles the Company’s actual income tax provision to the expected statutory tax rate:

	Fiscal years ended July 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	5.3	6.4	3.9
Equity-based compensation	—	0.1	2.6
Other	0.4	(0.3)	(0.2)
Effective tax rate	26.7%	27.2%	27.3%

The Company and its subsidiaries file a consolidated federal income tax return and individual or consolidated state tax returns based on the tax laws of each jurisdiction where the Company operates. The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the fiscal years ended July 31, 2020 through 2022 and for various state authorities, primarily for the fiscal years ended July 31, 2015 through 2022. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. There were no material interest and penalties for Fiscal 2023, 2022 or 2021.
As of July 31, 2023 and 2022, the total amount of gross unrecognized tax benefits was $0.5 million and $0.4 million, as a result of certain research and development tax credits, all of which if recognized, would impact the Company’s effective tax rate. The aggregate change in the balance of gross unrecognized tax benefits is as follows:

	July 31,
(in millions)	2023	2022
Beginning balance	$0.4	$—
Gross increase related to prior year tax positions	0.1	0.4
Ending balance	$0.5	$0.4
14.    Employee benefit plans
Defined contribution plan
The Company sponsors a defined contribution 401(k) plan pursuant to which eligible employees may defer a portion of their compensation. All full-time and part-time employees are eligible to participate. Defined contribution expense includes the plan administration fees and is reduced by forfeitures. The Company made mandatory safe harbor and discretionary employer contributions during the year totaling 10% of eligible compensation, and no other profit-sharing contributions were approved for Fiscal 2023, 2022 and 2021. The Company contributed $5.2 million, $4.6 million and $3.8 million to the plan for Fiscal 2023, 2022 and 2021, respectively.
Deferred compensation retirement plan
The Company offers to certain qualifying members of management, at the Company’s discretion, the ability to participate in the Company’s deferred compensation plan which is subject to Section 409(a) of the Internal Revenue Code. For such employees, when discretionary employer contributions to the 401(k) plan would exceed the maximum allowable 401(k) contribution, the balance of the contribution is made into the 409(a) plan. Participating employees may elect to defer compensation under the plan, and the Company may make discretionary contributions on participants’ behalf. Employee contributions vest immediately. Discretionary contributions are made by the Company as approved by the Company’s Board of Directors and are subject to a three-year cliff vesting schedule. Company contributions to the plan totaled $0.3 million, $0.4 million and $1.1 million for Fiscal 2023, 2022 and 2021, respectively. The deferred compensation liability was $3.3 million and $2.1 million as of July 31, 2023 and 2022, respectively. See Note 12 (Fair value measurements) for additional information.
Future payments related to the deferred compensation plan will be funded with cash surrender value life insurance contracts which are payable to the Company upon the death of a participating employee. These plan assets are general assets of the Company, which are subject to creditors. The cash surrender value of the life insurance policies totaled $2.7 million and $1.8 million as of July 31, 2023 and 2022, respectively, and is included in other non-current assets on the Consolidated Statements of Financial Position.

15.    Commitments and contingencies
Long-term purchase contracts
The Company has entered certain grape purchase contracts with various growers to supply a significant portion of its future grape requirements for wine production. The lengths of the contracts vary from one to 16 years, and prices per ton are either determined at the outset for the contract duration or are negotiated annually. The Company’s grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape quality characteristics.
For the 2023 harvest, the Company contracted for approximately 31,000 tons of grapes at an estimated cost of approximately $80.1 million, subject to the final determination of yield quantities and our quality acceptance provisions being met, which will be recognized into inventory during the fiscal year ended July 31, 2024. For the 2022 harvest, the Company purchased 29,000 tons of grapes at a cost of approximately $71.0 million, which was recognized in inventory during Fiscal 2023. For the 2021 harvest, the Company purchased 34,000 tons of grapes at a cost of approximately $68.1 million, which was recognized in inventory during Fiscal 2022. The Company also increases the scope of its grape contracts when necessitated by supply needs to meet production levels in future periods.
Purchase commitments
The Company enters into commitments to purchase barrels for each harvest, a significant portion of which are settled in Euros. As of July 31, 2022, the Company had $8.8 million in barrel purchase commitments. During Fiscal 2023, the Company paid the remaining commitments and liabilities associated with the barrel purchases for the 2022 harvest. As of July 31, 2023, the Company has ongoing commitments to purchase approximately 9,000 barrels for a total of $10.6 million, of which approximately $8.4 million will be paid in Euros in the next 12 months. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in other income, net on the Consolidated Statements of Operations. See Note 11 (Derivative instruments) for the total notional value and impact on the current period consolidated financial statements due to foreign currency forward contracts.
The Company enters into various contracts with third-parties for custom crush, storage and bottling services. The costs related to these contracts are recorded in the period the service is provided. The contracts for custom crush services typically have minimums that the Company is required to pay if certain grape volume thresholds are not delivered. The Company does not record these minimums related to service contracts as contingent liabilities on the Consolidated Statements of Financial Position given the harvest yield size, resulting volumes and qualities of grape deliveries are not known or estimable until harvest, when all related contingencies would be resolved.
COVID-19
In March 2020, the World Health Organization declared a global pandemic due to the spread of COVID-19, the disease caused by a strain of virus. The Company incurred incremental costs during periods of capacity restrictions or mandatory closure totaling $0.7 million for Fiscal 2021. These costs include tasting room expenses and other immaterial costs. No costs were incurred for Fiscal 2023 or 2022.
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of July 31, 2023 and 2022, there were no material contingent obligations requiring accrual or disclosure.

In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of July 31, 2023 and 2022, no amounts have been accrued related to such indemnification provisions.
16.    Equity-based compensation
2016 Equity Incentive Plan
The Board of Managers of Mallard Holdco, LLC, the entity which wholly-owned The Duckhorn Portfolio, Inc. before the Company’s IPO, approved the issuance of profit interest units (“Class M Common Units”, “awards” or “units”) to certain employees of the Company. The units, issued in accordance with the 2016 Plan, were considered equity awards for purposes of calculating compensation expense, and equity-classified in the Consolidated Statements of Financial Position.
The units awarded in the first grant were subject to a service condition, vest ratably by 20% on each anniversary of the vesting date, and subject to continued service through each vesting date. The units awarded in the second grant were subject to both a service and a performance condition specific to the investors having achieved specified levels of return on investment.
Upon consummation of the IPO, several events occurred with respect to the previously awarded 2016 Plan units. The vesting conditions were considered probable at the time of the IPO and the acceleration clause in the awards was triggered, resulting in an acceleration of the requisite service period from five years to four years. One tranche of awards under the plan was accelerated by the Company’s Board of Directors to align the vesting periods of all 2016 Plan awards. Lastly, the Class M Common Units were exchanged, on a value for value basis, for common shares of the Company post-IPO and further by unrestricted or restricted shares, depending on the satisfaction of the respective service period vesting. The changes to these awards were deemed to be Type I modification events under ASC Topic 718, Compensation-Stock Compensation. Accordingly, the Company recognized catch-up equity-based compensation expense in Fiscal 2021, including incremental fair value resulting from the modification, as applicable to each award grant, amounting to a cumulative catch-up expense of $8.5 million presented in selling, general and administrative expenses.
In connection with the adoption of the Company’s 2021 Equity Plan, as discussed below, the Company will no longer grant additional awards under the 2016 Plan. However, the terms and conditions of the 2016 Plan will continue to govern the previously granted awards, to the extent applicable.

Restricted shares
As discussed above, the unvested Class M Units were exchanged for restricted shares of the Company in Fiscal 2021. The following table represents restricted shares activity:

	Restricted share awards	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2022	266,158	$14.23
Granted	—	—
Vested	(266,158)	14.23
Forfeited	—	—
Unvested as of July 31, 2023	—	$—
The total intrinsic value of restricted shares that vested during Fiscal 2023, 2022 and 2021, was $4.9 million, $3.0 million and $4.6 million, respectively. The remaining unvested awards vested on August 1, 2022. Accordingly, for Fiscal 2023, there was no recognized compensation expense related to the 2016 Plan.
2021 Equity Incentive Plan
The Board of Directors approved the 2021 Plan, which allows Management to grant various stock and stock-based awards. A maximum of 14,003,560 shares of the Company’s common stock were authorized for issuance under the 2021 Plan. Restricted stock units and stock options are granted to certain employees of the Company, advisors and directors (collectively “grants”). The grants are considered equity awards for purposes of calculating compensation expense and are equity-classified in the Consolidated Statements of Financial Position. The grants awarded vest ratably by 25% on each anniversary of the vesting date, subject to continued service through each vesting date. Consistent with the Company’s policy related to the 2016 Plan, forfeitures will be recorded as they occur. Stock options granted under the 2021 Plan expire ten years from the date of the grant.
Stock options
The following table represents the stock option activity:

	Number of options outstanding	Weighted-average exercise price (per share)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance as of July 31, 2022	1,555,610	$17.15	8.7	$3,847
Options granted	1,092,684	14.41	—	—
Options exercised	(2,586)	15.00	—	—
Forfeited	(284,002)	16.23	—	—
Expired	(40,473)	17.25	—	—
Balance as of July 31, 2023	2,321,233	$15.98	8.0	$—

Exercisable as of July 31, 2023	713,802	$17.08	6.5	$—
The total unrecognized compensation expense related to the 2021 Plan stock options was $7.1 million as of July 31, 2023, which is expected to be recognized over a weighted-average period of 2.7 years. The weighted-average grant-date fair value of options granted for 2023 was $5.94 per share.

The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted:

	Fiscal years ended July 31,
	2023	2022	2021
Expected term (in years)(a)	6.23	6.25	6.25
Expected dividend yield(b)	—%	—%	—%
Risk-free interest rate(c)	3.77% - 3.96%	2.54%	1.06% - 1.09%
Expected volatility(d)	33.9%	47.0%	25.0%
_________________________________________________________
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
Restricted stock units
The following table represents the RSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2022	414,609	$17.32
Granted	391,220	14.54
Vested	(148,296)	17.50
Forfeited	(94,672)	16.23
Unvested as of July 31, 2023	562,861	$15.52
The total intrinsic value of restricted stock that vested during Fiscal 2023 and 2022 was $2.3 million and $3.0 million, respectively. The total unrecognized compensation expense related to the 2021 Plan RSUs was $6.9 million as of July 31, 2023, which is expected to be recognized over a weighted-average period of 2.5 years.
2021 Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the 2021 Employee Stock Purchase Plan, through which eligible employees may purchase shares of the Company’s common stock at a discount through accumulated payroll deductions. Unless otherwise determined by the Board of Directors, in their sole discretion, the purchase of common stock under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the fair market value per share on the exercise date of the applicable purchase period. Each offering period and each purchase period is approximately five months in duration. The fair value of ESPP shares is estimated at the date of grant using the Black-Scholes option pricing model.
A maximum of 1,250,509 shares of the Company’s common stock were authorized for issuance and sale to eligible employees under the ESPP. The Company issued 28,222 shares and 16,042 shares under the ESPP during Fiscal 2023 and 2022, respectively.
Compensation expense
During Fiscal 2023, 2022 and 2021, the Company recognized total equity-based compensation expense due to units vesting over their requisite service periods for all plans of $6.3 million, $5.6 million and $2.3 million, respectively, excluding the $8.5 million cumulative catch-up expense recognized for the 2016 Equity Plan in

Fiscal 2021. The related income tax benefit recognized in each respective fiscal year was $1.6 million, $1.3 million and $0.4 million. The Company recognizes equity-based compensation in selling, general and administrative expenses in the Consolidated Statements of Operations, except for amounts capitalized to inventories in the Consolidated Statements of Financial Position. See Note 5 (Inventories) for costs capitalized into inventory. The Company recognized $5.1 million, $4.8 million and $2.1 million in selling, general and administrative expenses in Fiscal 2023, 2022 and 2021, respectively.
17.    Related party transactions
In February 2021, the Company’s Board of Managers declared a $100 million cash dividend to the Company’s parent at the time of the declaration and, prior to the IPO, the Company’s sole stockholder. On February 24, 2021, the Company paid the dividend using funds drawn under the revolver line of credit.
18.    Casualty loss, net
Wildfires
Several wildfires occurred in northern California during the first quarter of Fiscal 2021. Other than smoke exposure to unharvested grapes, the Company’s owned vineyards did not sustain damage during the fires. Fire and smoke exposure related expenses offset by crop insurance proceeds received totaling $1.3 million are reflected as casualty loss (gain), net in the Consolidated Statements of Operations for Fiscal 2021. Smoke and fire damage to vineyards in the primary markets where the Company sources fruit rendered some of the available grapes unacceptable for the Company’s production needs.
In Fiscal 2022, fire and smoke exposure related expenses was $0.1 million and is reflected as casualty loss (gain), net in the Consolidated Statement of Operations.
Flood
In Fiscal 2020, the Company entered into an agreement with its insurer to resolve an open Fiscal 2019 flood insurance claim. The Company received $8.1 million in Fiscal 2021, fully resolving the flood insurance claim. The Company incurred incremental charges in Fiscal 2021, offset by insurance proceeds received, which were reflected as casualty loss (gain), net in the Consolidated Statements of Operations.

19.    Earnings per share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	Fiscal years ended July 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Numerator:
Net income attributable to The Duckhorn Portfolio, Inc.	$69,298	$60,190	$55,976

Denominator:
Weighted average number of shares outstanding for basic per share calculation	115,233,324	115,096,152	106,681,496

Effect of dilutive potential shares(a):
Stock options	1,687	112,471	202,798
Restricted stock units	172,613	154,955	50,559
Adjusted weighted average shares outstanding for diluted per share calculation	115,407,624	115,363,578	106,934,853

Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.60	$0.52	$0.52
Diluted	$0.60	$0.52	$0.52
_________________________________________________________
(a) Calculated using the treasury stock method.
For Fiscal 2023, 2022 and 2021, there were 0.6 million, 0.2 million and 0.1 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted EPS because the effect of their inclusion would have been antidilutive under the treasury stock method. Refer to Note 16 (Equity-based compensation) for the terms of the awards.

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
As of the end of the period covered by this 10-K Report, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure consideration.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of July 31, 2023, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control - Integrated Framework Issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has determined that our internal control over financial reporting was effective as of July 31, 2023.
The effectiveness of our internal control over financial reporting as of July 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in “Part II — Item 8. Financial Statements and Supplementary Data”.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 trading plans
During the three months ended July 31, 2023, Alex Ryan, Lori Beaudoin, Pete Przybylinski, Sean Sullivan and Zachary Rasmuson, each an officer for purposes of Section 16 of the Exchange Act, had equity trading plans enacted in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.

Name	Position	Trading Agreement Adoption Date	Duration of Trading Agreement	Aggregate Number of Securities to be Sold under the Trading Agreement
Alex Ryan	President, Chief Executive Officer	April 13, 2023	July 5th, 2023 - December 31st, 2023	106,000
Lori Beaudoin	Former Chief Financial Officer	April 12, 2023	July 12th, 2023 - December 31st, 2023	50,000
Pete Przybylinski	Executive Vice President, Chief Sales Officer	April 4, 2023	July 5th, 2023 - December 31st, 2023	100,000
Sean Sullivan	Executive Vice President, Chief Strategy and Legal Officer	April 12, 2023	July 12th, 2023 - December 31st, 2023	35,000
Zachary Rasmuson	Executive Vice President, Chief Operating Officer	April 4, 2023	July 5th, 2023 - December 31st, 2023	48,000
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive officers
Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as our executive officers as of July 31, 2023.

Name	Age	Position	Held position since
Alex Ryan	57	President, Chief Executive Officer and Chairman	2005
Jennifer Fall Jung	53	Executive Vice President, Chief Financial Officer	2023
Sean Sullivan	42	Executive Vice President, Chief Strategy and Legal Officer	2019
Pete Przybylinski	55	Executive Vice President, Chief Sales Officer	2010
Zach Rasmuson	50	Executive Vice President, Chief Operating Officer	2012
Gayle Bartscherer	51	Executive Vice President, Chief Marketing and DTC Officer	2022
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
Jennifer Fall Jung has served as our Executive Vice President, Chief Financial Officer since June 2023, and leads the capital structure, tax strategy, financial planning, reporting and analysis, SEC reporting, accounting and IT. From 2021 to 2023, Ms. Fall Jung served as Chief Financial Officer at Funko, Inc., a pop culture entertainment and consumer goods company focused on licensed collectables, accessories and apparel, where she was responsible for all areas of finance and accounting, public and investor relations, real estate, facilities and communications. Prior to that role, Ms. Fall Jung served in various roles with Gap, Inc. During her 21 years with Gap, Inc., Ms. Fall Jung held several key positions, including Senior Vice President of Investor Relations and Corporate Finance and Chief Financial Officer and Senior Vice President of Global Old Navy and Gap North America. Ms. Fall Jung holds a Master of Business Administration with a specialization in International Business and a Bachelor of Science in Business Administration with a specialization in Finance from San Diego State University.
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
Gayle Bartscherer has served as our Executive Vice President, Chief Marketing and DTC Officer since 2022. Previously, Ms. Bartscherer spent the last several years managing a team of 60 as SVP International Sales, Marketing and Business Development at Jackson Family Wines. During her 14 years with Jackson Family Wines, Ms. Bartscherer held several key positions, including Brand Manager, Director of Marketing, and Vice President of International Marketing and Business Development. After starting in the accounting industry, Ms. Bartscherer began her career in wine at Blue Lifestyle. Ms. Bartscherer has also worked at Bon Appetit Magazine and Santa Barbara-based Beckmen Vineyards in marketing and operations. Ms. Bartscherer holds a Bachelor of Arts in French and Italian from the University of London.
The information required by this Item 10 is incorporated by reference to our Definitive Proxy Statement relating to our Fiscal 2024 Annual Meeting to Stockholders to be held on January 19, 2024. We intend to file such Definitive Proxy Statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of Fiscal 2023.
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
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Financial Position as of July 31, 2023 and 2022
•Consolidated Statements of Operations for the Years Ended July 31, 2023, 2022 and 2021
•Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the Years Ended July 31, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements
(2) Financial Statements Schedules:
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
(b) Exhibit Listing
The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated.

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
3.1	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	10-Q	June 8, 2023	3.1	001-40240
3.2	Amended and Restated Bylaws of the Duckhorn Portfolio, Inc.	8-K	March 2, 2021	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 2, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Registration Rights Agreement, dated as of March 17, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	March 2, 2021	10.1	001-40240
10.2	Stockholders Agreement, dated as of March 17, 2021, by and among the Company and each of the other persons from time to time party thereto.	8-K	March 2, 2021	10.2	001-40240
10.3	The Duckhorn Portfolio, Inc. 2021 Equity Incentive Plan.	8-K	March 2, 2021	10.3	001-40240
10.4	The Duckhorn Portfolio, Inc. 2021 Employee Stock Purchase Plan.	8-K	March 2, 2021	10.4	001-40240
10.5	Form of Director Indemnification Agreement	S-1/A	March 3, 2021	10.3	333-253412
10.6	Form of Non-Statutory Stock Option Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.5	333-253412
10.7	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.6	333-253412
10.8	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Alex Ryan	S-1/A	March 10, 2021	10.15	333-253412
10.9	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Lori Beaudoin	S-1/A	March 10, 2021	10.15	333-253412

10.10	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Pete Przybylinski	10-K	October 4, 2021	10.18	001-40240
10.11	Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.18	333-253412
10.12	Form of Class M Common Unit Award Agreement under the Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.19	333-253412
10.13	The Duckhorn Portfolio, Inc. 2021 Cash Incentive Plan	S-1/A	February 23, 2021	10.22	333-253412
10.14	Form of Deferred Compensation Plan	S-1/A	February 23, 2021	10.24	333-253412
10.15	Grape Purchase Agreement, dated as of May 11, 2016, between Duckhorn Wine Company and Alex Ryan	S-1/A	February 23, 2021	10.25	333-253412
10.16	Amendment to Grape Purchase Agreement, entered into as of August 7, 2017, between Duckhorn Wine Company and Alex Ryan	S-1/A	February 23, 2021	10.26	333-253412
10.17	Amended and Restated 2021 Employee Stock Purchase Plan	10-Q	June 2, 2022	10.1	001-40240
10.18	Amendment Number Eight to First Lien Loan and Security Agreement, dated as of February 22, 2021, entered into by and among Mallard Intermediate, Inc., Selway Wine Company, Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West	10-K	September 28, 2022	10.27	001-40240
10.19	Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, entered into by and among Mallard Buyer Corp., Selway Wine Company, each subsidiary of The Duckhorn Portfolio, Inc. party thereto, Bank of the West, as Administrative Agent and Collateral Agent, and the other lenders party thereto	8-K	November 4, 2022	10.1	001-40240
10.20	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Zach Rasmuson	S-1/A	March 10, 2021	10.17	333-253412
10.21	Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Gayle Bartscherer	10-K/A	December 30, 2022	10.29	001-40240
10.22	First Amendment To Amended and Restated First Lien Loan and Security Agreement	10-Q	March 8, 2023	10.2	001-40240
10.23	Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, entered into by and among Mallard Buyer Corp., Selway Wine Company, each subsidiary of The Duckhorn Portfolio, Inc. party thereto, Bank of the West, as Administrative Agent and Collateral Agent, and the other lenders party thereto	8-K	November 4, 2022	10.1	001-40240
10.24	First Amendment To Amended and Restated First Lien Loan and Security Agreement	10-Q	March 8, 2023	10.2	001-40240
10.25	Second Amendment To Amended and Restated First Lien Loan and Security Agreement	10-Q	June 8, 2023	10.3	001-40240
10.26*	Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Jennifer Fall Jung
10.27*	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Sean Sullivan
21.1*	Subsidiaries of Registrant

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Saint Helena, State of California, on September 27, 2023.

The Duckhorn Portfolio, Inc.

By:	/s/ Alex Ryan
Alex Ryan
President, Chief Executive Officer and Chairman
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Jennifer Fall Jung and Sean Sullivan, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Ryan	President, Chief Executive Officer and Chairman	September 27, 2023
Alex Ryan	(Principal Executive Officer)

/s/ Jennifer Fall Jung	Executive Vice President, Chief Financial Officer	September 27, 2023
Jennifer Fall Jung	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Costello	Director	September 27, 2023
Daniel Costello

/s/ Melanie Cox	Director	September 27, 2023
Melanie Cox

/s/ Charles Esserman	Director	September 27, 2023
Charles Esserman

/s/ Michelle Gloeckler	Director	September 27, 2023
Michelle Gloeckler

/s/ Adriel Lares	Director	September 27, 2023
Adriel Lares

/s/ Deirdre Mahlan	Director	September 27, 2023
Deirdre Mahlan

/s/ James O'Hara	Director	September 27, 2023
James O'Hara