Form 10-K/A
period 2023-07-31
Duckhorn Portfolio, Inc.
filed 2023-10-19
CIK 1835256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 1)

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
The registrant had outstanding 115,316,308 shares of common stock, $0.01 par value per share, as of September 21, 2023.

Auditor Name : PricewaterhouseCoopers LLP	Auditor Location : San Francisco, California	Auditor Firm ID : 238

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K
Amendment”) amends The Duckhorn Portfolio, Inc.’s (the “Company,” “Duckhorn,” “we,” “our” or “us”) Annual Report on Form
10-K
for the fiscal year ended July 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on September 27, 2023 (the “Original Report”). The purpose of this Form
10-K
Amendment is to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form
10-K.
We are filing this Form
10-K
Amendment to present the information required by Part III of Form
10-K.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety. This Form
10-K
Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10 through 14 of Form
10-K,
a signature page and certifications required to be filed as exhibits. We are amending Part IV to add those certifications, which are attached hereto.
This Form
10-K
Amendment does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Form
10-K
Amendment should be read in conjunction with the Original Report. In addition, this Form
10-K
Amendment does not reflect events that may have occurred subsequent to the Original Report date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as our executive officers and directors as of October 19, 2023.

Name	Age	Position	Held position since

Deirdre Mahlan	61	Interim President, Chief Executive Officer and Chairperson	2023

Jennifer Fall Jung	53	Executive Vice President, Chief Financial Officer	2023

Sean Sullivan	43	Executive Vice President, Chief Strategy and Legal Officer	2019

Pete Przybylinski	55	Executive Vice President, Chief Sales Officer	2010

Zach Rasmuson	50	Executive Vice President, Chief Operating Officer	2012

Gayle Bartscherer	51	Executive Vice President, Chief Marketing and DTC Officer	2022

Charles Esserman	65	Director	2016

Michelle Gloeckler	57	Director	2021

Daniel Costello	42	Director	2016

Melanie Cox	63	Director	2021

Adriel Lares	51	Director	2021

James O’Hara	57	Director	2016

Deirdre Mahlan has served as our interim President, Chief Executive Officer and Chairperson since September 2023. From November 2015 to June 2020, Ms. Mahlan served as President of Diageo North America, Inc., a multinational beverage company, where she oversaw Diageo’s US and Canadian spirits and beer businesses. From October 2010 to October 2015, she served as Chief Financial Officer of Diageo plc, prior to which she served as the company’s Deputy CFO and Head of Tax and Treasury. Ms. Mahlan began her career at PricewaterhouseCoopers LLP, where she conducted audits across several diversified global companies. She served as a director of Experian plc, a credit reporting company, from September 2012 to July 2022. She joined the board of The Duckhorn Portfolio in March 2021 and served as an independent director, audit committee chair and member of the compensation committee until assuming the interim CEO position at Duckhorn in September 2023. In September 2021, she joined the board of the Kimberly-Clark Corporation, a consumer goods company, where she is a member of its audit committee. In July 2022, she joined the board of Haleon plc, a healthcare goods company, where she is chair of the audit and risk committee and a member of the nominations and corporate governance committee and the remuneration committee. Ms. Mahlan is a certified public accountant and received her MBA with a concentration in finance and international business from Columbia University and her BS in accounting from New York University. We believe Ms. Mahlan’s leadership as the Company’s interim President, Chief Executive Officer and Chairperson, and financial expertise as a CFO and as a director of various companies qualifies her to serve on our Board.

Jennifer Fall Jung has served as our Executive Vice President, Chief Financial Officer since June 2023 and leads the finance & accounting, financial planning & analysis, corporate controller, and IT teams. From 2019 to 2023, Ms. Fall Jung served as CFO of Funko, Inc., a consumer goods company focused on licensed collectables, accessories and apparel. Prior to that role, Ms. Fall Jung held a variety of roles at The Gap Inc., a multinational clothing retailer, including Senior Vice President, Corporate Finance and Investors Relations from January 2017 to March 2018. From November 2012 to January 2017, she served as CFO and SVP of Old Navy Global Stores and Online, a division of The Gap, and Head of International of Old Navy Global. Ms. Fall Jung has more than two decades of corporate finance and investor-focused public company experience. Ms. Fall Jung earned an MBA and a BS in business administration from San Diego State University.

Sean Sullivan has served as our Executive Vice President, Chief Strategy and Legal Officer since February 2019 and leads the strategy and legal teams, which include business strategy, regulatory compliance, mergers and acquisitions, investor relations, SEC reporting, ESG, governmental relations and safety. From 2012 to 2019, Mr. Sullivan was an attorney at Gibson, Dunn & Crutcher LLP, an international law firm, advising consumer products, life sciences and technology companies on IPOs and other securities offerings, mergers and acquisitions and public company SEC filings. Prior to that, Mr. Sullivan worked as an investment banker in Credit Suisse Group AG’s technology, media and telecom group. Mr. Sullivan received a JD from Columbia Law School and BA in economics and politics from St. Mary’s College of California.

Pete Przybylinski has served as our Executive Vice President, Chief Sales Officer since July 2010. Mr. Przybylinski leads our wholesale team and focuses his efforts on team leadership, distributor management and executive-level strategy development. Prior to his current role, he held a number of sales roles of increasing responsibility in the organization since joining Duckhorn in 1995. Mr. Przybylinski holds a BBA in risk management and insurance from the University of Georgia, Terry College of Business.

Zach Rasmuson has served as our Executive Vice President, Chief Operating Officer since 2012, after serving as the Winemaker and General Manager for Goldeneye since joining the Company in 2003. Previously, Mr. Rasmuson worked for wineries such as Stag’s Leap Wine Cellars, Robert Sinskey Vineyards and Husch Vineyards. Mr. Rasmuson received his BA in philosophy and the history of science from St. John’s College.

Gayle Bartscherer has served as our Executive Vice President, Chief Marketing and DTC Officer since 2022. From 2016 until March 2022, Ms. Bartscherer served as SVP International Sales, Marketing and Business Development at Jackson Family Wines (JFW), a multinational wine company. During her 14 years with JFW, Ms. Bartscherer held several key positions, including Brand Manager, Director of Marketing, and Vice President of International Marketing and Business Development. After starting in the accounting industry, Ms. Bartscherer began her career in wine at Blue Lifestyle. Ms. Bartscherer also worked at Bon Appetit Magazine and Santa Barbara-based Beckmen Vineyards in marketing and operations. Ms. Bartscherer holds a BA in French and Italian from the University College London.

Charles Esserman has over 30 years of private equity investment experience and co-founded TSG Consumer Partners, LLC, where he has served as Chief Executive Officer since 1987. He is the Chair of TSG Consumer Partners’ Investment Committee. Prior to TSG Consumer Partners, Mr. Esserman was with Bain & Company, Inc. Mr. Esserman holds a BS in computer science engineering, with top honors, from the Massachusetts Institute of Technology and an MBA from Stanford University, where he was an Arjay Miller Scholar. Mr. Esserman has served as a member of the Board of Directors of Dutch Bros Inc., an operator and franchisor of drive-thru beverage shops, since August 2021. He has also served on the Board of Advisors of the Stanford Graduate School of Business and the Board of Trust of Vanderbilt University. We believe Mr. Esserman’s experience as co-founder and CEO of a private equity firm and as a director of various companies qualifies him to serve on our Board.

Michelle Gloeckler served as Interim Chief Executive Officer at Holley Inc., an automotive products company, from February to June 2023. From August 2016 to January 2019, Ms. Gloeckler was Executive Vice President, Chief Merchant and President International at Academy Sports and Outdoors, Inc., a sporting goods retailer. From 2009 to 2016 she served as EVP, Consumables, Health and Wellness at Walmart Inc., a multinational retailer, where she led the company’s health and wellness business. Ms. Gloeckler led the President’s Global Council of Women Leaders and the US Manufacturing commitment for Walmart. Prior to Walmart, Ms. Gloeckler spent 21 years at The Hershey Company in various sales and marketing executive roles. Since September 2019, Ms. Gloeckler has served on the board of BJ’s Wholesale Club Holdings, Inc., a wholesale retailer, where she sits on the nominating and governance committee. In May 2021, Ms. Gloeckler joined the board of Holley where she was appointed to chair both its compensation and talent committee and nominating and governance committee. In December 2021, Ms. Gloeckler joined the Board of Pairwise Plants LLC, an agriculture technology company, where she is the chair of the compensation committee. From 2019 to 2021, Ms. Gloeckler served on the board of Benson Hill, Inc., an agriculture company, and served on its audit committee. Ms. Gloeckler is an advisor to Blendid Products, LLC and Peep Performance LLC and was a member of the LSA Dean’s Advisory Council at the University of Michigan from 2014 until 2022. She has served on various non-profit boards, including the boards of Walton Arts Center, The NACDS Foundation, Susan G. Komen of the Ozarks, Network of Executive Women (National Chair) and United Way. Ms. Gloeckler holds a BA in communication and psychology from the University of Michigan. We believe Ms. Gloeckler’s experience in retail, consumer products and her executive leadership qualifies her to serve on our Board.

Daniel Costello joined TSG Consumer Partners, LLC in 2007 and has served as Managing Director since January 2017. He is a member of TSG Consumer Partners’ Investment Committee. Prior to TSG Consumer Partners, Mr. Costello served as an investment banker with Wachovia Securities, LLC. Mr. Costello holds a BS in finance from Miami University. We believe Mr. Costello’s experience as a managing director of a private equity firm and as a director of various companies qualifies him to serve on our Board.

Melanie Cox has served as the Chief Executive Officer of Backcountry.com LLC, a leading online retailer of premium outdoor sports gear and apparel, since June 2020, and has served on its board since March 2020. From April 2009 until April 2014, and from April 2017 until June 2020, Ms. Cox served as founder and CEO of MBC Consulting, a consumer strategy consulting firm, where she advised private equity firms on retail strategy and diligence. In 2017, she served as interim CEO at rue21, inc., an apparel and accessories retailer. From April 2015 through March 2017, Ms. Cox served as Managing Director at Versa Capital Management, Inc., a private equity firm, where she also served as CEO on its behalf at The Wet Seal LLC, an apparel and accessories retailer and between 2012 and 2013 served as interim CEO of American Laser Skincare, LLC, a skincare and medical device company. Each of rue21 and Wet Seal filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in May 2017 and February 2018, respectively. Ms. Cox has previously held executive-level positions at various companies and private equity firms, including Scoop NYC, LLC, Gymboree Group, Inc., Urban Outfitters, Inc., Contempo Casuals, Inc., Clothestime Inc., Prentice Capital Management, LP and Cerberus Capital Management, L.P. In July 2020, she joined the board, as well as the audit and compensation committees, of Revolve Group, Inc., a fashion retailer. Ms. Cox completed coursework in American studies at the University of Texas at Austin. We believe Ms. Cox’s operational experience as a CEO and as a director of various companies qualifies her to serve on our Board.

Adriel Lares has served as Chief Financial Officer of Stash, Inc., a subscription platform empowering middle-class Americans to invest and build wealth, since July 2021. From May 2016 to August 2021, Mr. Lares served as the CFO of Fastly, Inc., a cloud computing company. Prior to Fastly, Mr. Lares served as an advisor and CFO to Lookout, Inc., a mobile security firm. From September 2010 to February 2012, Mr. Lares served as Business Unit Manager of 3PAR Inc., a data storage and information storage software company. From January 2005 to September 2010, Mr. Lares served as CFO at 3PAR, including during its sale to Hewlett Packard. Mr. Lares also served in various other capacities at 3PAR, including Treasurer and Director of Finance. Since 2010, Mr. Lares has served as co-founder of Memento Mori Winery, a Napa-based winery. Mr. Lares earned his BA in economics from Stanford University. We believe Mr. Lares’ operational experience as a CFO and as a director of various companies, as well as his experience as a co-founder of a winery, qualifies him to serve on our Board.

James O’Hara joined TSG Consumer Partners, LLC, a private equity firm, in 1998 and has served as President since September 2008. He is a senior member of TSG Consumer Partners’ Investment Committee. Mr. O’Hara is a former practicing corporate and securities attorney and a former consultant with Bain & Company, Inc. Mr. O’Hara holds a BA in economics and philosophy and a JD, both from Georgetown University. We believe Mr. O’Hara’s experience as president of a private equity firm and as a director of various companies qualifies him to serve on our Board.

Board Composition and Director Independence

Our certificate of incorporation provides that our Board shall consist of at least three directors but not more than fifteen directors and that the number of directors may be fixed from time to time by resolution of our Board. Our Board is divided into three classes, as follows:

•	Class I, which consists of Daniel Costello and Deirdre Mahlan, whose terms will expire at our Fiscal 2025 annual meeting of stockholders;

•	Class II, which consists of Melanie Cox, Adriel Lares and James O’Hara, whose terms will expire at our Fiscal 2026 annual meeting of stockholders; and

•

Class III, which consists of Charles Esserman and Michelle Gloeckler, whose terms will expire at our Fiscal 2024 annual meeting of stockholders and are being vote upon at this annual meeting of stockholders.

At this time, the Board believes that the classified board structure is in the best interest of the Company. The three-year term will ensure that at any given time the majority of the directors will have deep knowledge of the Company and a firm understanding of its goals, and it allows for continuity and stability of the Board, promoting the balance of long-term and short-term interests of the Company and its stockholders. The structure also safeguards the Company from third-party takeover attempts, especially as a recently public company, as it will require a longer period to change majority control of the board. A classified board remains accountable to the Company’s stockholders. The directors continue to have a fiduciary responsibility to the stockholders, and the stockholders have the ability to elect one-third of the Board annually to ensure their interests are represented.

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

In connection with our IPO in March 2021, we entered into a stockholders agreement (the “Stockholders Agreement”) with investment funds affiliated with TSG Consumer Partners, LLC (“TSG”) governing certain nomination rights with respect to our Board. Pursuant to the terms of the Stockholders Agreement, investment funds affiliated with TSG have the right to appoint a majority of the directors serving on our Board. Under the agreement, we are required to take all necessary action to cause the Board to include individuals designated by TSG in the slate of nominees recommended by the Board for election by our stockholders, as follows:

•	for so long as TSG owns at least 50% of the shares of our common stock held by TSG immediately prior to the completion of the IPO, TSG will be entitled to designate four individuals for nomination;

•

for so long as TSG owns less than 50% but at least 25% of the shares of our common stock held by TSG immediately prior to the completion of the IPO, TSG will be entitled to designate three individuals for nomination;

•

for so long as TSG owns less than 25% but at least 10% of the shares of our common stock held by TSG immediately prior to the completion of the IPO, TSG will be entitled to designate two individuals for nomination; and

•

for so long as TSG owns less than 10% but at least 5% of the shares of our common stock held by TSG immediately prior to the completion of the IPO, TSG will be entitled to designate one individual for nomination.

Investment funds affiliated with TSG also have the exclusive right to remove their designees and to fill vacancies created by the removal or resignation of their designees, and we are required to take all necessary action to cause such removals and fill such vacancies at the request of TSG.

We are a “controlled company” under the rules of the NYSE because more than 50% of the voting power of our common stock is held by investment funds affiliated with TSG. At present, we rely upon the “controlled company” exception relating to the Board and committee independence requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from the rules that would otherwise require that our Board consist of a majority of independent directors and that our Compensation Committee and Nominating and Corporate Governance Committee be composed entirely of independent directors.

Our Board has determined that Melanie Cox, Adriel Lares, and Michelle Gloeckler are independent directors under the rules of the NYSE. In making this determination, the Board considered the relationships that Melanie Cox, Adriel Lares, and Michelle Gloeckler have with our Company and all other facts and circumstances that the Board deemed relevant in determining their independence, including ownership interests in us.

Annual Board and Committee Performance Review

Pursuant to our corporate governance guidelines, the Nominating and Corporate Governance Committee of the Board is responsible for reporting annually to the Board an evaluation of the overall performance of the Board. Additionally, the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committees each provide that the respective committee is responsible for performing or participating in an annual evaluation of its performance, the results of which are reviewed by the Nominating and Corporate Governance Committee and presented to the Board.

Board Meetings, Attendance and Committees

The Board met six times during the fiscal year ended July 31, 2023 (“Fiscal 2023”). Each director attended all of the Board meetings and all of the meetings of the Board committees on which such director served in Fiscal 2023. In Fiscal 2023, all of the then-serving directors attended the annual meeting of stockholders. The Board and its committees also approved certain actions by unanimous written consent in lieu of a meeting. It is our policy that our directors attend annual meetings of stockholders.

As of the date of this Form 10-K Amendment, the Board has three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee. Each of the committees operates under its own written charter adopted by the Board, each of which is available on our website at ir.duckhorn.com/governance.

Pursuant to the terms of our Stockholders Agreement, investment funds affiliated with TSG have the right to appoint a director to serve on each of our board committees, for so long as investment funds affiliated with TSG have the right to designate a director for nomination, subject to applicable laws and NYSE regulations.

Board of Directors Leadership Structure

Our Corporate Governance Guidelines provide the Board with flexibility to combine or separate the positions of Chairperson of the Board and Chief Executive Officer based on the then-current circumstances. If the Chairperson of the Board is a member of management or does not otherwise qualify as independent, our Corporate Governance Guidelines provide that the non-management directors shall designate a chairperson for meetings of non-management directors. Michelle Gloeckler serves as the presiding director for such meetings.

Deirdre Mahlan currently serves as both our Chairperson of the Board and our interim Chief Executive Officer. The Board believes that our current leadership structure of Ms. Mahlan’s combined role enables strong leadership, creates accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders. We recognize that different leadership structures may be appropriate for companies in different situations and at different times, and that the appropriate leadership structure may vary based on several factors, such as a company’s size, industry, operations, history and culture. Accordingly, the Board will continue to periodically review our leadership structure in light of these factors and the then-current environment and make such changes in the future as it deems appropriate and in the best interests of the Company and its stockholders.

Audit Committee

Our Audit Committee is composed of Michelle Gloeckler and Adriel Lares, with Adriel Lares serving as chairperson of the committee. Our Board has determined that Michelle Gloeckler and Adriel Lares meet the definition of “independent director” under the rules of the NYSE and under Rule 10A-3 under the Exchange Act. None of our Audit Committee members simultaneously serves on the Audit Committees of more than three public companies, including ours. Our Board has determined that Adriel Lares is an “audit committee financial expert” within the meaning of the SEC’s regulations and applicable listing standards of the NYSE. The Audit Committee met eight times during Fiscal 2023. The Audit Committee’s responsibilities include:

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

•	reviewing the adequacy of our internal control over financial reporting and the performance of our internal audit function;

•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•

recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, the inclusion of our audited financial statements in our Annual Report on Form 10-K;

•	reviewing and assessing the adequacy of the committee charter and submitting any changes to the Board for approval;

•	monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the Audit Committee report required by the rules of the SEC to be included in our annual proxy statement; and

•	reviewing and discussing with management and our independent registered public accounting firm our earnings releases.

Compensation Committee

Our Compensation Committee is composed of Melanie Cox, Michelle Gloeckler and James O’Hara, with Melanie Cox serving as chairperson of the committee. The Compensation Committee met five times during Fiscal 2023. The Compensation Committee’s responsibilities include:

•

determining and approving the compensation of our chief executive officer, including annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, and evaluating the performance of our chief executive officer in light of such corporate goals and objectives;

•	reviewing and approving the compensation of our other executive officers;

•	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;

•	conducting the independence assessment outlined in the rules of the NYSE with respect to any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;

•	reviewing and establishing our overall management compensation philosophy and policy;

•	overseeing and administering our equity compensation and similar plans;

•	reviewing and approving our policies and procedures for the grant of equity-based awards and granting equity awards;

•	reviewing and making recommendations to the Board with respect to director compensation; and

•	reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of Daniel Costello, Melanie Cox and Michelle Gloeckler, with Michelle Gloeckler serving as chairperson of the committee. The Nominating and Corporate Governance Committee met five times during Fiscal 2023. The Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending to the Board criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	identifying individuals qualified to become members of the Board;

•	recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;

•	overseeing the Company’s environmental, social and governance (“ESG”) initiatives;

•	developing and recommending to the Board a set of corporate governance principles;

•	articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;

•	reviewing and recommending to the Board practices and policies with respect to directors;

•	reviewing and recommending to the Board the functions, duties and compositions of the committees of the Board;

•	providing new director orientation and continuing education for existing directors on a periodic basis; and

•	overseeing the evaluation of the Board and committees’ performance.

The Nominating and Corporate Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives, where appropriate, to achieve a diverse balance of backgrounds, perspectives and experience on the Board and its committees. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of our stockholders.

Board Oversight of Risk Management

While the full Board has the ultimate oversight responsibility for the risk management process, it is assisted in this responsibility by its committees, which oversee risk in specified areas. Our Audit Committee, for example, oversees management’s assessment of enterprise risks and strategies for mitigation, including varied areas such as data and cyber security, supply chain challenges, changing consumer trends and factors affecting financial performance. Our Audit Committee is also responsible for overseeing the review and approval of related party transactions. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, the incentives created by the compensation awards it administers and how management is managing human capital. Our Nominating and Corporate Governance Committee oversees risks associated with corporate governance, business conduct and ethics and environmental and sustainability matters. Pursuant to the Board’s request, management regularly reports on applicable risks to the relevant committee and the full Board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by the Board and its committees. Management meets weekly to analyze the risks the Company faces and plan strategies of mitigation, which are the basis for its reports to the Board and its committees.

Corporate Responsibility and Sustainability

We believe that we increase stockholder value when we actively evaluate ESG considerations in tandem with our strategic decision-making and evaluation of risk. Our management team oversees the implementation against our ESG goals, and our Executive Vice President, Chief Strategy and Legal Officer, working in conjunction with the Company’s ESG team and a cross-section of employees from other departments within the Company, has been tasked with goal development and drives the execution of our initiatives. Our Board is tasked with oversight of our ESG initiatives, with our Nominating and Corporate Governance Committee receiving quarterly updates on the Company’s progress and risk assessment.

We structure our ESG strategy and reporting through an evaluation of risks and opportunities identified by our internal and external stakeholders. To guide our sustainability initiatives, we use the Task Force on Climate-Related Financial Disclosure (“TCFD”) framework to illustrate our measurement and mitigation of risk. We work to be at the forefront of climate risk management by aligning to the TCFD, while simultaneously implementing other ESG best practices whenever possible. In our annual Sustainability and Responsibility Report, we report on information with respect to our commitment to sustainability and responsibility and our initiatives and accomplishments in these areas over the course of the fiscal year. These reports are available on our website at ir.duckhorn.com/governance.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. Our code of ethics is available on our website at ir.duckhorn.com/governance. If we make any substantive amendments to the code of ethics or grant any waiver, including an implicit waiver, from a provision of the code of conduct to our officers, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form 8-K.

Corporate Governance Guidelines

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. The Board has adopted a set of corporate governance guidelines to set clear parameters for the operation of the Board. Our corporate governance guidelines are available on our website at ir.duckhorn.com/governance.

Director Nomination Process

The Nominating and Corporate Governance Committee recommends, and the Board nominates, candidates to stand for election as directors. The Nominating and Corporate Governance Committee has the authority to engage search firms for the purpose of identifying highly qualified director candidates at its election, for which such firms are paid a fee. Stockholders may also nominate persons to be elected as directors in accordance with our bylaws and applicable law, as described in the Company’s annual proxy statement. The Nominating and Corporate Governance Committee does not have a written policy regarding stockholder nominations, but it is the practice of the Nominating and Corporate Governance Committee to consider candidates proposed by stockholders if made in accordance with our bylaws.

Board Membership Criteria

We seek a Board that collectively possess the experiences, skills, backgrounds, and qualifications appropriate to function effectively in light of the Company’s current and evolving business circumstances. Directors should possess strong personal and professional ethics, integrity, and values; have requisite business acumen and have genuine interest in the Company and industry; and be committed to representing the long-term interests of our stockholders. Our goal is a balanced and diverse Board, with members whose skills, background and experience are complementary and, together, cover the spectrum of areas that impact our business. The Board is currently comprised of three female directors (42.9%) and one ethnically/racially diverse director (14.3%).

Stockholder Engagement

We value stockholder engagement and strive for regular communication with our stockholders throughout the year. In addition to engaging with stockholders when taking questions at our annual meeting of stockholders, we routinely participate in individual and group investor meetings (in-person and virtually), attend investment community conferences and publicly respond to questions posed by the equity analysts that cover the Company.

Communications with Directors

Stockholders and other interested parties wishing to communicate directly with the Board or individual directors may do so by writing to the Board or such individual c/o the Corporate Secretary, The Duckhorn Portfolio, Inc., 1201 Dowdell Lane, St. Helena, CA 94574. The Secretary will forward such communications to the Board or individual at or prior to the next meeting of the Board. The Secretary will not forward any communication determined in his good faith belief to be frivolous, unduly hostile, threatening or similarly unsuitable.

Section 16(a) Reporting

Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% stockholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. They must also provide us with copies of the reports.

Based solely on a review of the copies of such forms in our possession, and on written representations from the reporting persons, we believe that all of these reporting persons complied with their filing requirements for the fiscal year ended July 31, 2023.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The compensation discussion and analysis that follows describes our compensation philosophy, policies and practices, summarizes our compensation programs, and discusses compensation decisions made by the Compensation Committee under those programs in Fiscal 2023 with respect to the executive officers who are named in the Summary Compensation Table below (referred to herein as our “named executive officers”). For Fiscal 2023, our named executive officers are:

•	Alex Ryan, our former President, Chief Executive Officer and Chairman;

•	Jennifer Fall Jung, our Executive Vice President, Chief Financial Officer;

•	Sean Sullivan, our Executive Vice President, Chief Strategy and Legal Officer;

•	Pete Przybylinski, our Executive Vice President, Chief Sales Officer;

•	Zach Rasmuson, our Executive Vice President, Chief Operating Officer; and

•	Lori Beaudoin, our former Executive Vice President, Chief Financial Officer.

On September 27, 2023, Mr. Ryan retired from his position as our President, Chief Executive Officer and Chairman. In connection with his retirement, we entered into a separation agreement with Mr. Ryan pursuant to which Mr. Ryan received his annual bonus for Fiscal 2023, in addition to pay for work performed through his retirement. Upon Mr. Ryan’s retirement, the Board appointed Deirdre Mahlan as our interim President and Chief Executive Officer. In connection with her appointment as interim President and Chief Executive Officer, we entered into a consulting agreement with Ms. Mahlan, which provides for an annual consulting fee in the amount of $655,000, as well as an annual incentive fee equal to 100% of the annual consulting fee, pro-rated for any partial fiscal year during which Ms. Mahlan provides services under the consulting agreement. In addition, Ms. Mahlan was granted 115,089 restricted stock units, 50% of which shall vest on March 27, 2024, subject to Ms. Mahlan’s continued service through such date, and the remainder of which shall vest on the September 27, 2024, subject to Ms. Mahlan’s continued service through such date and Ms. Mahlan’s continued service as interim President and Chief Executive Officer through March 27, 2024. The consulting agreement will automatically terminate on the date when a permanent Chief Executive Officer commences employment, or earlier upon written notice by us or thirty days’ written notice by Ms. Mahlan.

On June 16, 2023, Ms. Beaudoin retired from her position as our Executive Vice President, Chief Financial Officer. In connection with her retirement, the Compensation Committee approved (i) the accelerated vesting of a prorated amount of the number of shares subject to the applicable equity award that would have vested on the next vesting date based on the number of days Ms. Beaudoin was employed between the prior vesting date and the date of her retirement and (ii) the vesting of her unvested account balance under the Duckhorn Wine Company Deferred Compensation Plan. Ms. Beaudoin was also permitted to retain her cellular phone and certain other electronic equipment.

Business Overview and Fiscal 2023 Performance Highlights

We are a premier producer of luxury wines in North America. Sourcing grapes from our acclaimed Estate properties and grape growers in Napa Valley, Sonoma County, Anderson Valley, California’s North and Central Coasts, Oregon, Washington State and Burgundy, we offer a curated and comprehensive portfolio of acclaimed luxury wines with price points ranging from $20 to $200 across more than 15 varieties and 39 appellations. Our overall performance remained strong in Fiscal 2023, and reflects our sustained, healthy share of gains within the luxury wine sector. Below is a summary of some of our key financial and operational performance highlights for Fiscal 2023:

•	Our net sales were $403.0 million for Fiscal 2023, compared to $372.5 million for Fiscal 2022, an increase of approximately 8.2% year-over-year;

•	Our gross profit was $215.7 million for Fiscal 2023, compared to $185.2 million for Fiscal 2022, an increase of approximately 16.5% year-over-year;

•	Our net income was $69.3 million for Fiscal 2023, compared to $60.2 million for Fiscal 2022, an increase of approximately 15.1% year-over-year;

•	Our adjusted EBITDA was $144.5 million for Fiscal 2023, compared to $127.6 million for Fiscal 2022, an increase of approximately 13.3% year-over-year;

•

We released our second Responsibility and Sustainability report, exemplifying our commitment to creating a sustainable corporate culture and establishing a baseline against which we can measure our progress in the environmental, social and governance areas in future years;

•

We acquired a large production winery in Sonoma County, California to expand our processing, storing and bottling capabilities, reduce our reliance on custom crush facilities and gain better visibility to our cost of goods; and

•

We had the top selling, by dollar sales, domestic luxury wine for Cabernet Sauvignon, Sauvignon Blanc and Merlot, according to Circana. These three varieties combined represented approximately 41% of the total U.S. luxury wine market during the same period.

For an explanation of how we calculate adjusted EBITDA and for a reconciliation of our non-GAAP financial measures, see “Management’s discussion and analysis of financial condition and results of operations” included in the Original Report. We believe that our performance in Fiscal 2023 positions us well for success in future years to continue to grow our business and that the efforts of our named executive officers, and all employees of the Company, were instrumental to our success in Fiscal 2023.

Overview of our Executive Compensation Program

Our executive compensation program is designed to attract, retain and reward key employees, to incentivize them based on the achievement of key performance goals, and to align their interests with the interests of our stockholders. Our executive compensation program combines short- and long-term elements, cash- and equity-based compensation, and fixed and variable compensation, which we believe appropriately incentivize our executives to achieve short- and long-term business objectives and create stockholder value.

The key elements of our Fiscal 2023 executive compensation program are as follows:

	Description	Key Objectives

Base Salary	• Cash compensation to reflect individual skills, experience, and overall responsibilities of the executive’s position

•  Attract and retain talent by providing a stable and reliable source of income

•  Provide base salaries consistent with each executive’s responsibilities so that they are not motivated to take excessive risks to achieve financial results

Annual Incentive Program	• Earned based on achievement of financial goals which are pre-established by the Compensation Committee	• Reward the achievement of corporate objectives and overall contributions towards achieving those objectives over a 12-month period

Equity Compensation	• Time-vested stock options • Time-vested RSUs

•  Incentivize our executives to create long-term shareholder value and focus on sustained share price appreciation

•  Align our executives’ interests with those of our shareholders’ over the long-term

•  Promote retention and executive stock ownership

We maintain various practices that we consider good governance features of our executive compensation program, including policies prohibiting the hedging and pledging of our stock, limited severance benefits and perquisites and no change in control excise or other tax gross-ups for any executives.

Process for Determining Executive Compensation

The Compensation Committee

The Compensation Committee of our Board is generally responsible for determining the compensation of our executive officers, the design and administration of our short-term incentive program for executive officers and other employees and the granting of equity compensation pursuant to Company plans. As described below, the Compensation Committee also works with our Chief Executive Officer and other members of management and is assisted in its review and analysis by its independent compensation consultant, Pay Governance LLC, in the course of making executive compensation decisions.

The Role of Management

Our President and Chief Executive Officer makes recommendations to the Compensation Committee about the compensation of their direct reports, including each of our named executive officers other than the President and Chief Executive Officer. In preparing compensation recommendations, our President and Chief Executive Officer and other members of management involved in the compensation process review market compensation data, including with respect to the compensation peer group (the “Peer Group”) set forth below, financial performance and individual professional contributions, and assess the compensation for such direct reports against such data. The Compensation Committee typically undertakes the same process with respect to the compensation of our President and Chief Executive Officer. Our President and Chief Executive Officer typically attends meetings of the Compensation Committee but does not participate in any discussions regarding their own compensation.

Compensation Consultant

The Compensation Committee retains the services of an independent executive compensation consultant to assist in its review and determination of the Company’s executive compensation program. For Fiscal 2023, the Compensation Committee engaged Pay Governance in this role. Over the course of the year, Pay Governance assisted the committee in the development and evaluation of the Company’s executive compensation program, policies and practices and its determination of executive compensation levels. This was in addition to advising the Compensation Committee on other matters related to its responsibilities including with respect to the review and evaluation of the Company’s director compensation program. Pay Governance reports directly to the Compensation Committee and the committee has the sole authority to retain and terminate the consultant.

During Fiscal 2023, Pay Governance did not perform work for the Company other than pursuant to its engagement by the Compensation Committee. The Compensation Committee has assessed the independence of Pay Governance and concluded that its engagement of Pay Governance does not raise any conflict of interest with the Company or any of its directors or executive officers.

Use of Peer Group and Benchmarking

Our Peer Group was initially developed in connection with our IPO in consultation with our independent compensation consultant using an objective and defined methodology that identifies companies reasonably similar to us in terms of industry profile, size (revenue and market capitalization), recency of IPO, revenue growth and profit margins. Given the lack of directly comparable publicly traded wine companies, the Peer Group development criteria were expanded to include companies in the broader consumer product and adjacent sector.

Since the time of its initial development, the Peer Group has been reviewed each year by our Compensation Committee with the assistance of our independent compensation consultant. Below is a list of the companies the Compensation Committee approved for inclusion in our Peer Group with respect to non-employee director compensation and executive officer compensation for Fiscal 2023:

Peer Group
BellRing Brands, Inc.	Leslie’s Inc.	The Simply Good Foods Company
Beyond Meat, Inc.	Mission Produce, Inc.	Turning Point Brands, Inc.
Canada Goose Holdings, Inc.	PLBY Group, Inc.	Vital Farms, Inc.
Celsius Holdings, Inc.	Revolve Group, Inc.	Wingstop, Inc.
e.l.f Beauty, Inc.	Shake Shack, Inc.	YETI Holdings, Inc.
Freshpet, Inc.	Tattooed Chef, Inc.
Hostess Brands, Inc.	The Lovesac Company

Our Peer Group was updated in March 2023 and below is our current Peer Group:

Peer Group
BellRing Brands, Inc.	Hostess Brands, Inc.	The Lovesac Company
Beyond Meat, Inc.	Leslie’s Inc.	The Simply Good Foods Company
Canada Goose Holdings, Inc.	MGP Ingredients, Inc.	Turning Point Brands, Inc.
Celsius Holdings, Inc.	Mission Produce, Inc.	Vital Farms, Inc.
e.l.f Beauty, Inc.	Revolve Group, Inc.	Wingstop, Inc.
Freshpet, Inc.	Shake Shack, Inc.	YETI Holdings, Inc.

The positions of our named executive officers were compared to similar positions in our Peer Group, and the compensation levels for comparable positions in the Peer Group were reviewed for guidance in determining:

•	base salaries;

•	target bonus opportunity under our short-term incentive plan; and

•	the amount of equity awards under our long-term incentive plan.

The Compensation Committee approves base salaries, short-term incentive plan awards and long-term incentive awards on a case-by-case basis for each named executive officer, taking into account, among other things, individual and company performance, role expertise and experience and the competitive market, advancement potential, recruiting needs, internal equity, retention requirements, succession planning, and best compensation governance practices. The Compensation Committee does not tie individual compensation to specific target percentiles, but rather reviews the range of market data as one input in informing pay decisions.

Pay Mix

The three primary elements of our executive compensation program are: (i) base salary, (ii) annual cash bonuses, and (iii) annual equity incentive awards, which we refer to as their total direct compensation. The Compensation Committee’s general philosophy is to incentivize our executive officers to create stockholder value and promote the achievement of our short-, mid-, and long-term strategic business objectives by maintaining a pay mix that is generally intended to be more heavily weighted toward equity and variable, performance-based pay than fixed pay (base salary).

Components of our Executive Compensation Program

Overview

Our executive compensation program is designed to attract, retain and reward key employees, to incentivize them based on the achievement of key performance goals, and to align their interests with the interests of our stockholders. The Compensation Committee is generally responsible for determining the compensation of our executive officers.

Mr. Ryan, our former President and Chief Executive Officer, made recommendations to the Compensation Committee about the compensation of his direct reports, including each of our named executive officers other than himself, with respect to Fiscal 2023.

Base Salary

Each of our executive officers receives a base salary, which is subject to adjustment from time to time, at the discretion of our Board or the Compensation Committee. In establishing the base salary for our executive officers each year, the Compensation Committee takes into consideration market compensation data, including with respect to the Peer Group, the financial performance of the Company, individual professional contributions of each executive officer, internal pay equity, each executive officer’s skill set, experience, role and responsibilities, the advice of the independent compensation consultant and the recommendations of our President and Chief Executive Officer (other than with respect to his or her own salary). Base salaries are generally reviewed on an annual basis and may be adjusted on the basis of such factors, among others.

None of our named executive officers’ base salaries were increased in Fiscal 2022. The annual base salary for each of our named executive officers, other than Ms. Fall Jung, was increased by four percent in Fiscal 2023. Ms. Fall Jung’s base salary was determined in connection with her hire after consideration of the factors set forth above. The annual base salary rates for our named executive officers for Fiscal 2022 and Fiscal 2023 are set forth below.

Named Executive Officer	Fiscal 2022 Annual Base Salary(1)	Fiscal 2023 Annual Base Salary(1)
Alex Ryan	$630,000	$655,000
Jennifer Fall Jung(2)	—	$500,000
Sean Sullivan	$375,000	$390,000
Pete Przybylinski	$375,000	$390,000
Zach Rasmuson	$375,000	$390,000
Lori Beaudoin	$400,000	$416,000

(1)	Annual Base Salary rate as of July 31 of the applicable year or, for Ms. Beaudoin, as of the date of her retirement.
(2)	Ms. Fall Jung commenced employment on June 19, 2023.

Annual Cash Bonuses

Each of our executive officers is eligible to receive an annual bonus, payable in cash, under our bonus plan (the “Annual Incentive Bonus Program”), based on the achievement of Company performance goals as determined by the Compensation Committee. None of our named executive officers’ target annual bonus percentages were increased in Fiscal 2023. The target annual bonus for our named executive officers for Fiscal 2022 and Fiscal 2023, in each case, as a percentage of the executive’s base salary, are set forth below.

Named Executive Officer	Fiscal 2022 Target Annual Bonus Percentage(1)	Fiscal 2023 Target Annual Bonus Percentage(1)
Alex Ryan	100%	100%
Jennifer Fall Jung(2)	—	—
Sean Sullivan	50%	50%
Pete Przybylinski	50%	50%
Zach Rasmuson	50%	50%
Lori Beaudoin	60%	60%

(1)	Target Annual Bonus Percentage as of July 31 of the applicable year.
(2)	Ms. Fall Jung commenced employment on June 19, 2023 and received a prorated annual bonus for Fiscal 2023. Beginning in Fiscal 2024, Ms. Fall Jung will have a target annual bonus percentage of 60%.

The annual bonus minimum payout for each of our executive officers is approximately 20% of his or her target annual bonus and the annual bonus maximum payout for each of our executive officers is approximately 200% of his or her target annual bonus.

The Company’s performance goals pursuant to the Annual Incentive Bonus Program are determined annually by the Compensation Committee and are intended to promote the achievement of key short-term business objectives, which in turn are viewed as aligned with longer-term value creation. For Fiscal 2023, the Company performance measures for our Annual Incentive Bonus Program for our named executive officers (and the majority of Company employees) were Adjusted EBITDA, which was weighted at 80%, and Net Sales, which was weighted at 20%. The Compensation Committee selected Adjusted EBITDA and Net Sales as the performance measures for our Fiscal 2023 Annual Incentive Bonus Program because these financial measures are two of the most common measures used by stockholders to evaluate the financial performance of the business. For this purpose, Adjusted EBITDA is calculated in the manner and with such adjustments as set forth in the Original Report. The Net Sales figure reported in the Original Report was used without adjustment for our Fiscal 2023 Annual Incentive Bonus Program. The Adjusted EBITDA and Net Sales amounts for minimum bonus, target bonus and maximum bonus for Fiscal 2023 are set forth below.

Performance Goals	Amount for Minimum Bonus	Amount for Target Bonus	Amount for Maximum Bonus
Adjusted EBITDA	$130.7 million	$137.4 million	$145.7 million
Net Sales	$386.2 million	$405.8 million	$430.3 million

For performance of either performance measure between the minimum threshold and target amounts or between the target and maximum amounts, the achievement of the applicable performance measure is determined based on linear interpolation.

Following the finalization of our financial statements for Fiscal 2023, our Compensation Committee reviewed the Company’s performance against these goals and determined to fund the bonus pool for Fiscal 2023 at 166.3% of the aggregate target annual bonuses for all eligible employees under the Annual Incentive Bonus Program in the Company, including our named executive officers, based on Adjusted EBITDA of $144.5 million and Net Sales of $403.0 million for Fiscal 2023. Our Compensation Committee did not make any adjustments to the performance measures or the payouts under our Annual Incentive Bonus Program for Fiscal 2023, including for individual performance.

Based on the Compensation Committee’s assessment of performance over the course of Fiscal 2023, each named executive officer’s actual annual bonus paid for Fiscal 2023 was set at approximately 166.3% of his or her target annual bonus, which was paid in cash. Ms. Beaudoin received a pro-rated bonus for the period in which she was employed during Fiscal 2023.

The amounts paid to our named executive officers with respect to annual bonuses for Fiscal 2023 are reported under the “Nonequity Incentive Plan Compensation” column in the “Summary Compensation Table”.

Equity Incentive Awards

Our Compensation Committee believes that in order to appropriately incentivize our executive officers to create stockholder value and promote the achievement of our long-term business objectives, a significant portion of their compensation should be in the form of equity-based compensation.

Prior to our IPO, each of Mr. Ryan, Ms. Beaudoin, Mr. Sullivan, Mr. Przybylinski and Mr. Rasmuson was issued two separate grants of Class M Common Units of Mallard Holdco, LLC, a stockholder of the Company. In connection with our IPO, all vested and unvested Class M Common Units held by our named executive officers were redeemed by Mallard Holdco, LLC in exchange for shares of our common stock under the Duckhorn Portfolio, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), (either restricted or unrestricted, depending on the vested status of the Class M Common Units at the time of the IPO, with the restricted shares subject to the same vesting schedule as the redeemed Class M Common Units). The Class M Common Units granted during Fiscal 2017 vested solely based on continued employment, with 20% of the underlying Class M Common Units vesting on each of the first five anniversaries of the applicable vesting commencement date of the award and with the award vesting in full on the fourth anniversary of the applicable vesting commencement date as a result of the IPO having occurred prior to such date. The Class M Common Units granted during Fiscal 2019 vested based on satisfaction of both employment- and performance-based vesting criteria. The employment-based vesting condition was satisfied upon continued employment, on the same five-year schedule (with the award vesting in full on the fourth anniversary of the applicable vesting commencement date as a result of the IPO having occurred prior to such date) as the awards granted in Fiscal 2017, and the performance-based vesting criteria were satisfied in connection with the IPO based on the offering price per share in the IPO. The common stock or restricted common stock, as applicable, received by our named executive officers in connection with our IPO has the same aggregate value as the vested Class M Common Units or unvested Class M Common Units, as applicable.

In connection with and following our IPO, each of Mr. Ryan, Ms. Beaudoin, Mr. Sullivan, Mr. Przybylinski and Mr. Rasmuson was granted an option to purchase shares of our common stock and RSUs under the 2021 Plan. A portion of these offering awards were granted as of the consummation of our IPO and a portion of these awards were granted on June 18, 2021. Collectively, these IPO grants were intended to cover the post-IPO portion of Fiscal 2021 and Fiscal 2022 (approximately 18 months). The IPO equity awards vest in four equal installments on each of the first four anniversaries of the applicable vesting commencement date (which was March 17, 2021 for all of the IPO grants), generally subject to the named executive officer’s continued employment with us through the applicable vesting date. In Fiscal 2022, we did not grant equity awards to our named executive officers.

In September 2022, our Compensation Committee granted equity awards to each of our named executive officers, other than Ms. Fall Jung. Each named executive officer was granted an option to purchase shares of our common stock and RSUs under the 2021 Plan, which vest in four equal installments on each of the first four anniversaries of the applicable vesting commencement date (which was September 19, 2022), generally subject to the named executive officer’s continued employment with us through the applicable vesting date.

In connection with Ms. Fall Jung’s commencement of employment, she was granted an option to purchase shares of our common stock and RSUs under the 2021 Plan, which vest in four equal installments on each of the first four anniversaries of the applicable vesting commencement date (which was June 19, 2023), generally subject to Ms. Fall Jung’s continued employment with us through the applicable vesting date.

In connection with Ms. Beaudoin’s retirement, the Compensation Committee approved the accelerated vesting of a portion of Ms. Beaudoin’s unvested equity awards to vest immediately prior to her retirement on June 16, 2023, which portion was equal to a prorated amount of the number of shares subject to the applicable equity award that would have vested on the next vesting date based on the number of days Ms. Beaudoin was employed between the prior vesting date and the date of her retirement.

With respect to the options and RSUs held by our named executive officers, in the event of a change in control of the Company (as defined in the award agreements) in which an acquiring or surviving entity assumes, continues or substitutes the options and/or RSUs, as applicable, if the named executive officer’s employment is terminated without cause or for good reason within 18 months following such change in control, the options and/or RSUs, as applicable, will become fully vested upon such termination. If the options and/or RSUs, as applicable, are not assumed, continued or substituted in connection with a change in control, the options and/or RSUs, as applicable, will become fully vested as of such change in control.

Employee Benefits and Perquisites

We currently provide health and welfare benefits, including health, dental, vision, life and short- and long-term disability insurance, which are available to all of our regular full-time employees. In addition, we maintain a 401(k) retirement plan for the benefit of our regular full-time employees. We currently make an employer contribution to the 401(k) plan equal to 10% of the participant’s eligible compensation. Our named executive officers are eligible to participate in these plans on the same basis as our other regular full-time employees.

In addition, we maintain a nonqualified deferred compensation plan in which participants, including our executive officers, receive employer contributions equal to the excess of the employer contribution they would have received under our 401(k) plan, but for Internal Revenue Service limits, over the employer contributions made on their behalf to the 401(k) plan.

Change in Control and Severance Benefits

Each of our currently employed named executive officers is entitled to severance payments and benefits under his or her employment agreement upon a termination of employment in certain circumstances. In addition, options and RSUs granted to our executive officers may vest in connection with certain terminations of employment within 18 months following a change in control, as defined in the applicable agreement, if they are assumed, continued or substituted in connection with such change in control and otherwise will vest upon such change in control transaction. These severance and change in control payments and benefits are more fully described below under “Potential Payments Upon Termination or Change in Control.” The Compensation Committee believes that reasonable severance and change in control payments and benefits are necessary to attract and retain qualified executives and to ensure executives are appropriately incentivized to pursue a change in control transaction if it is in the best interests of our stockholders.

Hedging Policy and Clawback Policy

Our insider trading policy prohibits our directors, executive officers and employees from entering into hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds, since such transactions may permit a director, officer or employee to continue to own our securities obtained through our employee benefit plans or otherwise, but without the full risks and rewards of ownership. The Compensation Committee believes that when those types of transactions are entered into, the individual involved in such an arrangement may no longer have the same objectives as our other stockholders. Accordingly, these transactions are prohibited.

We have adopted a clawback policy to provide for the recovery of erroneously-awarded incentive compensation, as required by the Dodd-Frank Act, final SEC rules and applicable listing standards.

Stock Ownership Guidelines

In November 2022, the Board adopted stock ownership guidelines for our independent directors and executive officers. Under these guidelines (i) our chief executive officer is required to acquire and own stock or stock equivalents in an amount equal to five times his or her annual base salary, (ii) all other executive officers are required to acquire and own stock or stock equivalents in an amount equal to three times their base annual salary, and (iii) all independent directors are required to acquire and own stock or stock equivalents in an amount equal to four times their annual cash retainers. Independent directors and executive officers are required to meet the applicable ownership requirements within five years of becoming subject to them. All of our independent directors and executive officers are in compliance with the applicable ownership requirements or are not yet required to meet the applicable ownership requirements pursuant to the stock ownership guidelines.

Compensation Risk Assessment

Our Compensation Committee regularly reviews our compensation policies and practices, including the risks created by our compensation plans, and has concluded that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Tax and Accounting Considerations

Our Compensation Committee considers the tax and accounting consequences of compensation paid under our executive compensation program. However, our Compensation Committee believes that its primary responsibility is to maintain an executive compensation program that attracts, retains, rewards and incentivizes our executives. Accordingly, the Compensation Committee has paid, and may continue to pay, in its discretion, compensation that is not fully deductible or is limited as to tax deductibility.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that appears above with management. Based on such review and discussion, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis that appears above be included in this Form 10-K Amendment.

Respectfully submitted,

THE COMPENSATION COMMITTEE

Melanie Cox, Chair
Michelle Gloeckler
James O’Hara

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our named executive officers in respect to their service to the Company during Fiscal 2023 and, if applicable, Fiscal 2022 and Fiscal 2021.

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock awards ($)(2)	Option awards ($)(3)	Nonequity incentive plan compensation ($)(4)	All other compensation ($)(5)	Total ($)
Alex Ryan(6)	2023	655,000	—	1,326,290	1,640,629	1,015,717	145,560	4,783,196
Former President, Chief Executive Officer and Chairman	2022	630,000	—	—	—	766,080	139,549	1,535,629
	2021	564,910	—	2,031,480	1,652,673	764,720	81,778	5,095,561
Jennifer Fall Jung(7)	2023	48,077	47,957	112,490	137,854	—	3,846	350,224
Executive Vice President, Chief Financial Officer
Sean Sullivan(8)	2023	390,000	—	374,992	463,868	335,000	61,771	1,625,631
Executive Vice President, Chief Strategy and Legal Officer
Pete Przybylinski	2023	390,000	—	374,992	463,868	335,000	61,771	1,625,631
Executive Vice President, Chief Sales Officer	2022	375,000	—	—	—	228,000	73,196	676,196
	2021	355,156	—	777,729	632,710	356,956	49,390	2,171,941
Zach Rasmuson	2023	390,000	—	374,992	463,868	335,000	61,771	1,625,631
Executive Vice President, Chief Operating Officer	2022	375,000	—	—	—	228,000	73,090	676,090
	2021	355,895	—	777,729	632,710	355,895	49,186	2,171,415
Lori Beaudoin(9)	2023	431,692	—	575,919	565,789	430,613	81,878	2,085,891
Former Executive Vice President, Chief Financial Officer	2022	400,000	—	—	—	291,840	86,100	777,940
	2021	365,150	—	1,015,728	826,325	425,000	53,689	2,685,892

(1)

The amounts reported for each named executive officer include contributions made by the executive to the Company’s 401(k) plan, described in “Compensation Discussion and Analysis—Employee Benefits and Perquisites” above. The amount reported for Ms. Beaudoin for Fiscal 2023 includes $56,000 of accrued but unused paid time off paid out in connection with her retirement.

(2)

The amounts reported in this column represent the grant date value of restricted stock units (RSUs) granted to each named executive officer during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. We do not estimate forfeitures in calculating the grant date value of the RSUs, as permitted by FASB ASC Topic 718. The assumptions used to value the RSUs for this purpose are set forth in Note 16 (Equity-based compensation) to our consolidated financial statements included in the Original Report and Note 15 (Equity-based compensation) to our consolidated financial statements filed with our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. The grant date fair value was calculated by multiplying the closing price of the underlying shares of our common stock on the date of grant by the number of RSUs granted. The amount reported in this column for Fiscal 2023 for Ms. Beaudoin also reflects the incremental fair value, as computed under FASB ASC Topic 718, associated with the acceleration of RSUs in connection with her retirement.

(3)

The amounts reported in this column represent the grant date value of options to purchase shares of our common stock granted to each named executive officer during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. We do not estimate forfeitures in calculating the grant date value of the options, as permitted by FASB ASC Topic 718. The assumptions used to value the options for this purpose are set forth in Note 16 (Equity-based compensation) to our consolidated financial statements included in the Original Report and Note 15 (Equity-based compensation) to our consolidated financial statements filed with our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. The amount reported in this column for Fiscal 2023 for Ms. Beaudoin also reflects the incremental fair value, as computed under FASB ASC Topic 718, associated with the acceleration of options to purchase shares of our common stock in connection with her retirement.

(4)

The amounts reported in this column represent the annual bonuses paid to our named executive officers with respect to each fiscal year. Our annual bonuses are described in “Compensation Discussion and Analysis—Annual Cash Bonuses” above.

(5)	The amounts reported in this column for Fiscal 2023 represent the following items:

Name	Company 401(k) matching contributions ($)	Company contributions to nonqualified deferred compensation plan ($)	Other ($)(a)
Alex Ryan	33,000	109,060	3,500
Jennifer Fall Jung	3,846	—	—
Sean Sullivan	31,365	30,406	—
Pete Przybylinski	31,365	30,406	—
Zach Rasmuson	31,365	30,406	—
Lori Beaudoin	33,023	39,330	9,525

(a)

For Mr. Ryan, amount includes a service award of $3,500. For Ms. Beaudoin, amount includes payments in lieu of welfare benefits ($3,300), consulting fees ($600) and the value of cellular phone and other electronic equipment she retained following her retirement ($5,625), valued based on the aggregate incremental cost of such phone and equipment (the replacement cost to the Company).

(6)	Mr. Ryan retired effective September 27, 2023.

(7)	Ms. Fall Jung commenced employment on June 19, 2023.
(8)	No amounts are reported in this table for Mr. Sullivan for Fiscal 2021 and Fiscal 2022 because Mr. Sullivan was not a named executive officer for those fiscal years.
(9)	Ms. Beaudoin retired effective June 16, 2023.

Grants of Plan-Based Awards Table

The following table sets forth information regarding plan-based awards made to each of our named executive officers during Fiscal 2023.

	Grant date	Compensation Committee action date	Estimated future payouts under non-equity incentive plan awards (1)			All other stock awards: Number of shares of stock or units (#)(2)	All other option awards: Number of securities underlying options (#)(3)	Exercise or base price of option awards ($/Sh)(4)	Grant date fair value of stock and option awards ($)(5)
Name			Threshold ($)	Target ($)	Maximum ($)
Alex Ryan	—	—	131,000	655,000	1,310,000	—	—	—	—
	9/30/22	9/19/22	—	—	—	91,912	—	—	1,326,290
	9/30/22	9/19/22	—	—	—	—	275,736	14.43	1,640,629
Jennifer Fall Jung	6/19/23	5/22/23	—	—	—	8,235	—	—	112,490
	6/19/23	5/22/23	—	—	—	—	24,705	13.66	137,854
Sean Sullivan	—	—	39,000	195,000	390,000	—	—	—	—
	9/30/22	9/19/22	—	—	—	25,987	—	—	374,992
	9/30/22	9/19/22	—	—	—	—	77,961	14.43	463,868
Pete Przybylinski	—	—	39,000	195,000	390,000	—	—	—	—
	9/30/22	9/19/22	—	—	—	25,987	—	—	374,992
	9/30/22	9/19/22	—	—	—	—	77,961	14.43	463,868
Zach Rasmuson	—	—	39,000	195,000	390,000	—	—	—	—
	9/30/22	9/19/22	—	—	—	25,987	—	—	374,992
	9/30/22	9/19/22	—	—	—	—	77,961	14.43	463,868
Lori Beaudoin	—	—	49,920	249,600	499,200	—	—	—	—
	9/30/22	9/19/22	—	—	—	31,185	—	—	450,000
	9/30/22	9/19/22	—	—	—	—	93,555	14.43	556,652
	—	—	—	—	—	—	—	—	135,056	(6)

(1)

The amounts reported in these columns represent the minimum, target and maximum annual cash bonus opportunities of our named executive officers under our Annual Incentive Bonus Program. See “Compensation Discussion and Analysis—Annual Cash Bonuses” above for additional details. The actual amounts paid to our named executive officers under our Annual Incentive Bonus Program for Fiscal 2023 are set forth in the “Nonequity Incentive Plan Compensation” column in the “Summary Compensation Table” above.

(2)

The amount reported in this column represents the number of RSUs granted to each named executive officer in Fiscal 2023. See “Compensation Discussion and Analysis—Equity Incentive Awards” above for additional details.

(3)

The amount reported in this column represents the number of shares of our common stock subject to stock options granted to each named executive officer in Fiscal 2023. See “Compensation Discussion and Analysis—Equity Incentive Awards” above for additional details.

(4)	The amount reported in this column represents the exercise price for the stock options granted to each named executive officer in Fiscal 2023.

(5)

The amount reported in this column represents the grant date fair value of RSUs or stock options, as applicable, granted in Fiscal 2023, determined in accordance with FASB ASC Topic 718, disregarding the effect of forfeitures. These amounts do not represent the actual amounts paid to or realized by each named executive officer for these awards during Fiscal 2023. The assumptions used to value the RSUs and options for this purpose are set forth in Note 16 (Equity-based compensation) to our consolidated financial statements in the Original Report. For RSUs, the grant date fair value was calculated by multiplying the closing price of the underlying shares of our common stock on the date of grant by the number of RSUs granted.

(6)	Represents the incremental fair value, as computed under FASB ASC Topic 718, associated with the acceleration of RSUs and stock options in connection with Ms. Beaudoin’s retirement.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Agreements with our Named Executive Officers

Each of our named executive officers is party to an employment agreement with the Company that sets forth the terms and conditions of his or her employment. The material terms of these agreements are summarized below. Each employment agreement provides for severance payments and benefits in the event of a qualifying termination of the applicable named executive officer’s employment, as described under “Potential Payments Upon Termination or Change in Control” below.

Mr. Ryan. We entered into an amended and restated employment agreement with Mr. Ryan in March 2021. Prior to his retirement, under the agreement, Mr. Ryan was entitled to receive a base salary and was eligible to receive an annual bonus with a target equal to a percentage of his annual base salary, which was 100% of his annual base salary for Fiscal 2023.

Ms. Fall Jung. We entered into an employment agreement with Ms. Fall Jung in May 2023. Under the agreement, Ms. Fall Jung is entitled to receive a base salary and is eligible to receive an annual bonus with a target equal to a percentage of her annual base salary, which is 60% of her annual base salary for Fiscal 2024.

Mr. Sullivan. We entered into an amended and restated employment agreement with Mr. Sullivan in March 2021. Under the agreement, Mr. Sullivan is entitled to receive a base salary and is eligible to receive an annual bonus with a target equal to a percentage of his annual base salary, currently 50% of his annual base salary.

Mr. Przybylinski. We entered into an amended and restated employment agreement with Mr. Przybylinski in March 2021. Under the agreement, Mr. Przybylinski is entitled to receive a base salary and is eligible to receive an annual bonus with a target equal to a percentage of his annual base salary, currently 50% of his annual base salary.

Mr. Rasmuson. We entered into an amended and restated employment agreement with Mr. Rasmuson in March 2021. Under the agreement, Mr. Rasmuson is entitled to receive a base salary and is eligible to receive an annual bonus with a target equal to a percentage of his annual base salary, currently 50% of his annual base salary.

Ms. Beaudoin. We entered into an amended and restated employment agreement with Ms. Beaudoin in March 2021. Prior to her retirement, under the agreement, Ms. Beaudoin was entitled to receive a base salary and was eligible to receive an annual bonus with a target equal to a percentage of her annual base salary, which was 60% of her annual base salary for Fiscal 2023.

Restrictive covenants. Under the employment agreements, each of our named executive officers agreed not to compete with us, solicit any customer, vendor, supplier or other business partner, or any prospective customer, vendor, supplier or other business partner or hire or engage any employee during the named executive officer’s employment. Each named executive officer has also agreed to not solicit any employee or independent contractor during and for one year following the named executive officer’s termination of employment, to a perpetual confidentiality covenant and to an assignment of intellectual property covenant.

Outstanding Equity Awards at Fiscal 2023 Year-End Table

The following table sets forth information about the equity awards held by our named executive officers as of July 31, 2023.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
Alex Ryan(10)	139,416	139,417	15.00	3/17/2031	(2)	—		—
	39,832	39,833	24.00	6/18/2031	(3)	—		—
	—	275,736	14.43	9/30/2032	(4)	—		—
	—	—	—	—		46,472	(5)	584,618
	—	—	—	—		13,279	(6)	167,050
	—	—	—	—		91,912	(7)	1,156,253
Jennifer Fall Jung	—	24,705	13.66	6/19/2033	(8)	—		—
	—	—	—	—		8,235	(9)	103,596
Sean Sullivan	53,374	53,374	15.00	3/17/2031	(2)	—		—
	15,248	15,248	24.00	6/18/2031	(3)	—		—
	—	77,961	14.43	9/30/2032	(4)	—		—
	—	—	—	—		17,793	(5)	223,836
	—	—	—	—		5,084	(6)	63,957
	—	—	—	—		25,987	(7)	326,916
Pete Przybylinski	53,374	53,374	15.00	3/17/2031	(2)	—		—
	15,248	15,248	24.00	6/18/2031	(3)	—		—
	—	77,961	14.43	9/30/2032	(4)	—		—
	—	—	—	—		17,793	(5)	223,836
	—	—	—	—		5,084	(6)	63,957
	—	—	—	—		25,987	(7)	326,916
Zach Rasmuson	53,374	53,374	15.00	3/17/2031	(2)	—		—
	15,248	15,248	24.00	6/18/2031	(3)	—		—
	—	77,961	14.43	9/30/2032	(4)	—		—
	—	—	—	—		17,793	(5)	223,836
	—	—	—	—		5,084	(6)	63,957
	—	—	—	—		25,987	(7)	326,916
Lori Beaudoin(11)	78,397	—	15.00	3/17/2031	(2)	—		—
	22,396	—	24.00	6/18/2031	(3)	—		—
	17,300	—	14.43	9/30/2032	(4)	—		—

(1)	Based on the closing price of a share of our common stock ($12.58) on July 31, 2023, the last trading day of Fiscal 2023.

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

(4)

Represents options granted on September 30, 2022 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was September 19, 2022), generally subject to the named executive officer’s continued service through the applicable vesting date.

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

(7)

Represents RSUs granted on September 30, 2022 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was September 19, 2022), generally subject to the named executive officer’s continued service through the applicable vesting date.

(8)

Represents options granted on June 19, 2023 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was June 19, 2023), generally subject to the named executive officer’s continued service through the applicable vesting date.

(9)

Represents RSUs granted on June 19, 2023 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was June 19, 2023), generally subject to the named executive officer’s continued service through the applicable vesting date.

(10)	All then unvested options and RSUs held by Mr. Ryan were forfeited as of his retirement on September 27, 2023.
(11)

All then unvested options and RSUs (after taking into account the accelerated vesting described in “Compensation Discussion and Analysis—Equity Incentive Awards” held by Ms. Beaudoin were forfeited as of her retirement and are not included in this table. Ms. Beaudoin had until September 16, 2023 (90 days following her retirement) to exercise any vested options and any vested options that were not exercised prior to such date were forfeited.

Option Exercises and Stock Vested

The following table shows the stock awards held by our named executive officers that vested during Fiscal 2023. No stock options held by any of our named executive officers were exercised during Fiscal 2023.

	Stock awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Alex Ryan	117,522	2,061,408
Jennifer Fall Jung	—	—
Sean Sullivan	53,939	952,562
Pete Przybylinski	41,660	728,348
Zach Rasmuson	41,660	728,348
Lori Beaudoin	69,762	1,184,232

(1)

The amounts reported in this column are based on the closing price of a share of our common stock on the vesting date of the applicable stock awards, or, for awards with a vesting date that was not on a trading day, the amounts reported are based on the closing price of the last trading date on which a closing price was reported.

Pension Benefits

None of our named executive officers participated in or received benefits from a pension plan during Fiscal 2023 or in any prior year.

Nonqualified Deferred Compensation

We maintain the Duckhorn Wine Company Deferred Compensation Plan, a nonqualified deferred compensation plan.

Contributions: Participants, including our named executive officers, receive employer contributions equal to the excess of the employer contribution they would have received under our 401(k) plan, but for Internal Revenue Service limits, over the employer contributions made on their behalf to the 401(k) plan. In addition, participants may elect to defer up to 90% of their annual base salary and up to 100% of their annual bonuses into the plan. Employer contributions vest three plan years after contribution and accelerate upon the participant’s death, retirement or disability and upon a change in control.

Investment: The value of the participant’s account balances is determined based on the notional investments selected by the participant.

Distributions: Participants may elect each year in-service distributions that pay in a single lump sum payment or in annual installments over up to ten years, as elected by the participant, and may begin in-service distributions during a participant’s employment, subject to the limitations of the plan. In addition, retirement or disability distributions are paid out in any whole number of years up to 15 years, as elected by the participant, and if not selected, the default distribution method is five annual installments. Participants may elect each year that account balances on a termination of employment will be paid out in a single lump sum payment or in annual installments over up to ten years.

The following table sets forth information regarding the participation of our named executive officers in our nonqualified compensation plan for Fiscal 2023.

Name	Executive contributions in last FY ($)(1)	Registrant contributions in last FY ($)(2)	Aggregate earnings in last FY ($)(3)	Aggregate withdrawals/distributions ($)(4)	Aggregate balance at last FYE ($)(5)
Alex Ryan	—	109,060	32,626	(27,137)	299,717
Jennifer Fall Jung	—	—	—	—	—
Sean Sullivan	—	30,406	11,112	—	94,895
Pete Przybylinski	30,886	30,406	34,182	(25,777)	293,605
Zach Rasmuson	517,511	30,406	173,647	—	1,824,373
Lori Beaudoin	—	39,330	17,540	(6,892)	131,020

(1)	Amounts reported in this column are also included in the “Salary” and “Nonequity Incentive Plan Compensation” columns in the “Summary Compensation Table” above for Fiscal 2023.
(2)	Amounts reported in this column are also included in the “All Other Compensation” column in the “Summary Compensation Table” above for Fiscal 2023.
(3)

Amounts reported in this column represent the earnings or losses of each named executive officer’s account balance in Fiscal 2023 based on the notional investments selected by such named executive officer.

(4)	Amounts reported in this column represent in-service distributions elected by the named executive officers that paid out in Fiscal 2023.
(5)

The aggregate balance includes deferrals of compensation and employer contributions for prior fiscal years. Amounts deferred by and employer contributions to individuals who were named executive officers for the fiscal year of the deferral or contribution were included in the compensation reported for those individuals in the compensation tables in prior proxy statements.

Potential Payments Upon Termination or Change in Control

Each of our currently employed named executive officers is party to an employment agreement with us that provides for certain payments and benefits in the event of certain terminations of employment. The material terms of these agreements are summarized below. As used in the summary below, the terms “cause” and “good reason” have the meanings set forth in the applicable employment agreement.

If any of our currently-employed named executive officer’s employment is terminated by us other than for cause or by the named executive officer for good reason, he or she will be entitled to receive base salary continuation for twelve months, reimbursement of Consolidated Omnibus Budget Reconciliation Act premiums for up to twelve months (based on the portion of monthly health premiums paid by the Company immediately prior to his or her termination), and any annual bonus for the fiscal year prior to the fiscal year in which such termination occurs, to the extent not yet paid, in each case, subject to his or her execution of a separation agreement containing a general release of claims.

Prior to their retirements, Mr. Ryan and Ms. Beaudoin were each party to an employment agreement with us that provided for these same severance payments and benefits.

With respect to the options and RSUs held by our currently employed named executive officers, in the event of a change in control of the Company (as defined in the award agreements) in which an acquiring or surviving entity assumes, continues or substitutes the options and/or RSUs, as applicable, if the named executive officer’s employment is terminated without cause or for good reason, in either case, within 18 months following such change in control, the options and/or RSUs, as applicable, will become fully vested upon such termination. If the options and/or RSUs, as applicable, are not assumed, continued or substituted in connection with a change in control, the options and/or RSUs, as applicable, will become fully vested as of such change in control.

In connection with Ms. Beaudoin’s retirement, the Compensation Committee approved the accelerated the vesting of options to purchase 28,471 shares of our common stock and 9,489 RSUs as of immediately prior to her retirement on June 16, 2023, representing a prorated amount of the number of shares subject to the applicable equity award that would have vested on the next vesting date based on the number of days Ms. Beaudoin was employed between the prior vesting date and the date of her retirement. In addition, Ms. Beaudoin was permitted to keep her cellular phone and certain other electronic equipment, and the unvested balance of her account ($96,733) under Duckhorn Wine Company Deferred Compensation Plan vested in full.

In connection with Mr. Ryan’s retirement on September 27, 2023, we entered into a separation agreement with Mr. Ryan, which provided that Mr. Ryan would receive his annual bonus for Fiscal 2023 in the gross amount of $1,015,717.

The table below sets forth the change in control and severance benefits that would be payable to our each of our named executive officers (other than Ms. Beaudoin) if his or her employment terminated under the circumstances described below, in each case, on July 31, 2023. No benefits would be payable upon a change in control without an associated termination of employment.

Name		Involuntary Termination Without Cause ($)	Termination by Executive for Good Reason ($)	CIC with Termination for Good Reason or Without Cause ($)
Alex Ryan
	Severance(1)	655,000	655,000	655,000
	Acceleration of Unvested Options(2)	—	—	—
	Acceleration of Unvested Restricted Stock Units(3)	—	—	1,907,921
	Medical & Dental Continuations (employer portion)(4)	22,019	22,019	22,019
	Total	677,019	677,019	2,584,940
Jennifer Fall Jung
	Severance(1)	500,000	500,000	500,000
	Acceleration of Unvested Options(2)	—	—	—
	Acceleration of Unvested Restricted Stock Units(3)	—	—	103,596
	Medical & Dental Continuations (employer portion)(4)	22,019	22,019	22,019
	Total	522,019	522,019	625,615
Sean Sullivan
	Severance(1)	390,000	390,000	390,000
	Acceleration of Unvested Options(2)	—	—	—
	Acceleration of Unvested Restricted Stock Units(3)	—	—	614,709
	Medical & Dental Continuations (employer portion)(4)	7,587	7,587	7,587
	Total	397,587	397,587	1,012,296

Name		Involuntary Termination Without Cause ($)	Termination by Executive for Good Reason ($)	CIC with Termination for Good Reason or Without Cause ($)
Pete Przybylinski
	Severance(1)	390,000	390,000	390,000
	Acceleration of Unvested Options(2)	—	—	—
	Acceleration of Unvested Restricted Stock Units(3)	—	—	614,709
	Medical & Dental Continuations (employer portion)(4)	15,453	15,453	15,453
	Total	405,453	405,453	1,020,162
Zach Rasmuson
	Severance(1)	390,000	390,000	390,000
	Acceleration of Unvested Options(2)	—	—	—
	Acceleration of Unvested Restricted Stock Units(3)	—	—	614,709
	Medical & Dental Continuations (employer portion)(4)	15,458	15,458	15,458
	Total	405,458	405,458	1,020,167

(1)	Severance amounts are the amounts payable under the applicable named executive officer’s employment agreement, based on the named executive officer’s compensation as in effect on July 31, 2023.
(2)

Acceleration of Unvested Options amounts reflect the value of stock options that would accelerate if the named executive officer’s employment is terminated without cause or for good reason, in either case, within 18 months following a change in control of the Company. No amounts are included because the unvested stock options were out-of-the-money based on the closing price of a share of our common stock ($12.58) on July 31, 2023, the last trading day of Fiscal 2023.

(3)

Acceleration of Unvested Restricted Stock Units amounts reflect the value of RSUs that would accelerate if the named executive officer’s employment is terminated without cause or for good reason, in either case, within 18 months following a change in control of the Company. Amounts are based on the closing price of a share of our common stock ($12.58) on July 31, 2023, the last trading day of Fiscal 2023.

(4)	Benefit continuation amounts are calculated based on the cost of premiums under our group health plans as of July 31, 2023.

Director Compensation

In connection with our IPO, we adopted a non-employee director compensation policy, which covers non-employee members of our board of directors who are not affiliated with our investors (“covered non-employee directors”). Under our non-employee director compensation policy, each covered non-employee director will receive an annual cash retainer for service to our board of directors and an additional annual cash retainer for service on any committee of our board of directors or for serving as the lead director or the chair of our board of directors or any of its committees in Fiscal 2023, in each case, prorated for partial years of service, as follows:

	Board or Committee Member	Lead Director or Committee Chair
Annual Cash Retainer	$60,000	$75,000
Additional Annual Cash Retainer for Compensation Committee	$8,500	$15,000
Additional Annual Cash Retainer for Nominating and Corporate Governance Committee	$5,000	$10,000
Additional Annual Cash Retainer for Audit Committee	$10,000	$20,000

For Fiscal 2023, each covered non-employee director was granted RSUs having a grant date fair value of approximately $110,000, such RSUs to vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of our stockholders, generally subject to the non-employee director’s continued service, through the applicable vesting date.

The following table sets forth the compensation awarded to, earned by or paid to the non-employee directors with respect to their service to our Board during Fiscal 2023. Mr. Ryan’s compensation for Fiscal 2023 is included in the “Summary Compensation Table” above and as described in the “Compensation Discussion and Analysis” above. Other than as set forth in the table below, we did not pay any compensation to any of the members of our Board for Fiscal 2023.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Total ($)
Daniel Costello(3)	—	—	—
Melanie Cox	80,000	109,992	189,992
Charles Esserman(3)	—	—	—
Michelle Gloeckler	75,000	109,992	184,992
Adriel Lares	70,000	109,992	179,992
Deirdre Mahlan	88,500	109,992	198,492
James O’Hara(3)	—	—	—

(1)	The amount reported in this column represents cash fees earned in Fiscal 2023.
(2)

The amounts reported in this column represent the grant date value of RSUs granted to our non-employee directors in Fiscal 2023, computed in accordance with FASB ASC Topic 718. We do not estimate forfeitures in calculating the grant date value of the RSUs, as permitted by FASB ASC Topic 718. The assumptions used to value the RSUs for this purpose are set forth in Note 16 (Equity-based compensation) to our consolidated financial statements included in the Original Report. The grant date fair value was calculated by multiplying the closing price of the underlying shares of our common stock on the date of grant by the number of RSUs granted. The following non-employee directors held unvested RSUs in the following amounts on July 31, 2023:

Non-employee director	Number of unvested RSUs
Melanie Cox	6,748
Michelle Gloeckler	6,748
Adriel Lares	6,748
Deirdre Mahlan	6,748

(3)

Mr. Esserman, Mr. O’Hara and Mr. Costello are affiliated with TSG. Members of our board of directors who are affiliated with our investors do not receive compensation in respect of their service on our board. See “Certain Relationships and Related Transactions.”

The Board has adopted stock ownership guidelines for our independent directors and executive vice presidents, described above, under which our independent directors are required to acquire and own stock or stock equivalents in an amount equal to four times the annual retainer for our independent directors. Pursuant to the stock ownership guidelines, our independent directors and executive vice presidents must achieve their respective ownership requirements by the latter of five years from the date of appointment or five years from the adoption of the policy.

CEO Pay Ratio

The following is a reasonable estimate, calculated in accordance with SEC rules, of the ratio of the median annual total compensation of all of our employees to the annual total compensation of Mr. Ryan, the former Chief Executive Officer (“CEO”) for Fiscal 2023:

•	the median of the annual total compensation of all of our employees, other than the CEO, calculated in accordance with Summary Compensation Table rules, was $103,730;

•	the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $4,783,196; and

•	the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all of our employees for Fiscal 2023 was 46 to 1.

To identify the median of the annual total compensation of all of our employees and our median employee for Fiscal 2023, we used internal records to determine the employee population as of July 31, 2023, which was 542 individuals, including full-time, part-time, temporary, and seasonal employees. All of the 542 individuals employed by us as of July 31, 2023 were employed in the United States.

We used the taxable Medicare wages as reflected in our payroll records as reported to the Internal Revenue Service on Forms W-2 Box 5 (Taxable Medicare Wages) as the consistently applied compensation measure for purposes of identifying the median employee and used our payroll records to calculate total Taxable Medicare Wages compensation for each of the 542 employees, other than the CEO. The median employee was then identified by consistently applying this compensation measure to all employees included in the analysis. Because we had an even number of employees after eliminating the CEO, we could not identify a mathematical median employee. Therefore, we identified the median employee as the employee that had the lower Taxable Medicare Wages of the two employees.

The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As such, the pay ratio reported by other companies may not be comparable to our pay ratio reported above.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters Beneficial Ownership

The following table sets forth information with respect to the beneficial ownership of our common stock for (a) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of our common stock, (b) each member of the Board, (c) each of our named executive officers and (d) all of our directors and executive officers as a group. For our directors and executive officers, the information is as of October 17, 2023. For other stockholders who beneficially own more than 5% of our outstanding shares of our common stock, the shares owned are as of the dates provided in the most recent filings made by such stockholder with the SEC.

Beneficial ownership is determined in accordance with SEC rules. The information is not necessarily indicative of beneficial ownership for any other purpose. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. To our knowledge, except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by that person.

The percentage of shares beneficially owned is computed on the basis of 115,367,710 shares of common stock outstanding as of October 17, 2023. Unless otherwise indicated below, the address for each beneficial owner listed is c/o The Duckhorn Portfolio, Inc., 1201 Dowdell Lane St. Helena, CA 94574.

Pursuant to the terms of the Stockholders Agreement, investment funds affiliated with TSG have the right to appoint four directors to serve on our Board. Under the agreement, we are required to take all necessary action to cause the Board to include individuals designated by TSG in the slate of nominees recommended by the Board for election by our stockholders. Investment funds affiliated with TSG also have the exclusive right to remove their designees and to fill vacancies created by the removal or resignation of their designees, and we are required to take all necessary action to cause such removals and fill such vacancies at the request of TSG.

	Common Stock beneficially owned
	Number	Percentage
5% stockholders:
Mallard Holdco, LLC(1)	61,404,559	53.2%
Select Equity Group, L.P.(2)	6,527,103	5.7%
Directors and named executive officers:
Deirdre Mahlan(3)	12,434	*
Jennifer Fall Jung	—	*
Pete Przybylinski(4)	495,293	*
Zach Rasmuson(5)	482,140	*
Sean Sullivan(6)	175,358	*
Daniel Costello(7)	—	*

	Common Stock beneficially owned
Melanie Cox(8)	12,434	*
Charles Esserman(7)	—	*
Michelle Gloeckler(9)	9,851	*
Adriel Lares(10)	6,031	*
James O’Hara(7)	308,736	*
Alex Ryan(11)	1,851,125	1.6%
Lori Beaudoin(12)	820,909	*
All executive officers and directors as a group (12 persons)(13)	1,540,992	1.3%

(*)	Represents beneficial ownership or voting power of less than 1%.
(1)

Consists of 61,404,559 shares of common stock, held directly by Mallard Holdco, LLC. Voting and investment decisions with respect to securities held by Mallard Holdco, LLC are made by a committee of three or more individuals, none of whom individually has the power to direct such decisions. The address of Mallard Holdco, LLC is c/o TSG Consumer Partners, LLC, 1100 Larkspur Landing Circle Suite 360, Larkspur CA 94939.

(2)	Based on a Schedule 13G/A filed by Select Equity Group, L.P. with the SEC on February 14, 2023. The address for Select Equity Group, L.P. is 380 Lafayette Street, 6th Floor, New York, New York 10003.
(3)	Includes 12,434 shares of common stock underlying RSUs held by Ms. Mahlan that have vested or will vest within 60 days.
(4)

Includes 88,112 options to purchase common stock exercisable within 60 days and 18,648 shares of common stock underlying RSUs held by Mr. Przybylinski that have vested or will vest within 60 days. Also includes 388,533 shares of common stock held by The Przybylinski Family Trust dated July 24, 2006, for which Mr. Przybylinski is trustee.

(5)

Includes 88,112 options to purchase common stock exercisable within 60 days and 18,620 shares of common stock underlying RSUs held by Mr. Rasmuson that have vested or will vest within 60 days. Also includes 375,408 shares of common stock held by Rasmuson 2016 Family Trust, for which Mr. Rasmuson is trustee.

(6)

Includes 88,112 options to purchase common stock exercisable within 60 days and includes 18,649 shares of common stock underlying RSUs held by Mr. Sullivan that have vested or will vest within 60 days.

(7)

Does not include shares of common stock beneficially owned by Mallard Holdco, LLC. Mr. Esserman is Chief Executive Officer of TSG, Mr. O’Hara is President of TSG and Mr. Costello is Managing Director of TSG, and therefore may be deemed to beneficially own such shares, however each disclaims beneficial ownership of such shares.

(8)	Includes 12,434 shares of common stock underlying RSUs held by Ms. Cox that have vested or will vest within 60 days.
(9)	Includes 9,851 shares of common stock underlying RSUs held by Ms. Gloeckler that have vested or will vest within 60 days.
(10)	Includes 6,031 shares of common stock underlying RSUs held by Mr. Lares that have vested or will vest within 60 days.
(11)

Includes 248,182 options to purchase shares of common stock exercisable within 60 days and 55,448 shares of common stock underlying RSUs held by Mr. Ryan that have vested or will vest within 60 days. Also includes 1,547,495 shares of common stock held by the Alex and Jeanine Ryan 2015 Revocable Trust, for which Mr. Ryan is trustee.

(12)

Includes 26,214 shares of common stock underlying RSUs held by Ms. Beaudoin that have vested or will vest within 60 days. Also includes 794,695 shares of common stock held by the Brian and Lori Beaudoin Trust 2005 dated May 19, 2005, as Amended and Restated on July 19, 2022, for which Ms. Beaudoin is trustee.

(13)	Includes 296,334 options to purchase shares of common stock exercisable within 60 days and 103,384 shares of common stock underlying RSUs that have vested or will vest within 60 days.

Equity compensation plan information

The following table provides certain information with respect to all of our equity compensation plans in effect as of July 31, 2023. A description of the material terms of such plan is set forth in Note 16 (Equity-based compensation) to our consolidated financial statements included in the Original Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, rights and restricted shares(1)	Weighted-average exercise price of outstanding options, warrants, rights and restricted shares(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	2,884,094	$15.98	7,033,846
Equity compensation plans not approved by security holders	—	—	—

(1)	Total reflects outstanding stock options and restricted stock units granted pursuant to the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan as of July 31, 2023.
(2)	Outstanding restricted stock units have no exercise price and are therefore excluded from the weighted average exercise price calculation.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Julianne Beaudoin, Assistant Winemaker at Duckhorn Vineyards, is the daughter of Lori Beaudoin, our former Chief Financial Officer. During Fiscal 2023, Ms. Beaudoin received $131,344 in salary and other compensation. Ms. Beaudoin’s compensation was established by the Company in accordance with its compensation practices applicable to employees with comparable qualifications and responsibilities holding similar positions and without the involvement of Ms. Beaudoin.

Transactions in Connection with our IPO

These summaries do not purport to be complete descriptions of all of the provisions of the documents relating to the recapitalization transactions, and they are qualified in their entirety by reference to the complete text of agreements which have been filed with the SEC. For information on how to obtain copies of these agreements or other exhibits, see the section entitled “Item 1, Business-Available information” in the Original Report.

Stockholders Agreement

In connection with our IPO, we entered into a stockholders agreement with investment funds affiliated with TSG. Pursuant to the Stockholders Agreement, we are required to take all necessary action to cause the Board and its committees to include director candidates designated by TSG in the slate of director nominees recommended by the Board for election by our stockholders. These nomination rights are described in this Form 10-K Amendment in the sections titled “Board Composition and Director Independence” and “Board Meetings, Attendance and Committees.” The Stockholders Agreement also provides that we will obtain customary director indemnity insurance.

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

Related Party Transactions Policy

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

Item 14. Principal Accountant Fees and Services

The following sets forth fees from Price water house Coopers LLP (“PWC”), for the audit of our annual financial statements and other services rendered for the fiscal years ended July 31, 2023 and July 31, 2022:

	Fiscal year ended July 31,
	2023	2022
Audit fees(a)	$2,117,000	$2,804,349
Audit-related fees	—	—
Tax fees	—	—
All other fees(b)	2,000	900
Total fees	$2,119,000	$2,805,249

(a)

Audit fees were for professional services rendered for the audit of our consolidated financial statements, reviews of the interim consolidated financial statements included in quarterly reports, and other services that are normally provided by PwC in connection with regulatory filings or engagements, such as comfort letters and consents.

(b)	All other fees consisted of software licensing fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Pursuant to the Audit Committee charter, the Audit Committee is responsible for the oversight of our accounting, reporting and financial practices. The Audit Committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. During 2023, the Audit Committee pre-approved all audit and permitted non-audit services provided by PwC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Part IV of our Original Report is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K Amendment.

(b)	Exhibits

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Saint Helena, State of California, on October 19, 2023.

The Duckhorn Portfolio, Inc.

By:	/s/ Deirdre Mahlan
Deirdre Mahlan
Interim President, Chief Executive Officer and Chairperson