Form 10-Q
period 2023-10-31
Duckhorn Portfolio, Inc.
filed 2023-12-06
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023

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

The registrant had outstanding 115,367,710 shares of common stock, $0.01 par value per share, as of November 29, 2023.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the U.S. Securities and Exchange Commission (“SEC”) contains statements that are or may be considered to be, forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:
•    our ability to manage the growth of our business;
•    our reliance on our brand name, reputation and product quality;
•    the effectiveness of our marketing and advertising programs, including the consumer reception of the launch and expansion of our product offerings;
•    general competitive conditions, including actions our competitors may take to grow their businesses;
•    overall decline in the health of the economy consumer discretionary spending and consumer demand for wine;
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
•    risks associated with our acquisition of Sonoma-Cutrer Vineyards, Inc.;
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
•    TSG Consumer Partners LLC's (“TSG”) significant influence over us and our status as a “controlled company” under the rules of the New York Stock Exchange;
•    the potential liquidity and trading of our securities; and

•    the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events, and trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Fiscal 2023 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
Item 1. Financial Statements

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position (Unaudited, in thousands, except share and per share data)

	October 31, 2023	July 31, 2023
ASSETS
Current assets:
Cash	$21,182	$6,353
Accounts receivable trade, net	71,254	48,706
Inventories	389,199	322,227
Prepaid expenses and other current assets	8,393	10,244
Total current assets	490,028	387,530
Property and equipment, net	328,468	323,530
Operating lease right-of-use assets	18,834	20,376
Intangible assets, net	182,337	184,227
Goodwill	425,209	425,209
Other assets	8,327	6,810
Total assets	$1,453,203	$1,347,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,023	$4,829
Accrued expenses	90,022	38,246
Accrued compensation	8,651	16,460
Deferred revenue	11,199	66
Current maturities of long-term debt	9,721	9,721
Other current liabilities	4,870	5,138
Total current liabilities	157,486	74,460
Long-term debt, net of current maturities and debt issuance costs	231,148	223,619
Operating lease liabilities	15,141	16,534
Deferred income taxes	90,216	90,216
Other liabilities	445	445
Total liabilities	494,436	405,274
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 115,367,710 and 115,316,308 issued and outstanding at October 31, 2023 and July 31, 2023, respectively	1,154	1,153
Additional paid-in capital	738,365	737,557
Retained earnings	218,659	203,122
Total The Duckhorn Portfolio, Inc. stockholders’ equity	958,178	941,832
Non-controlling interest	589	576
Total stockholders’ equity	958,767	942,408
Total liabilities and stockholders’ equity	$1,453,203	$1,347,682
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (Unaudited, in thousands, except share and per share data)

	Three months ended October 31,
	2023	2022
Net sales (net of excise taxes of $1,394 and $1,584, respectively)	$102,509	$108,171
Cost of sales	48,656	53,461
Gross profit	53,853	54,710

Selling, general and administrative expenses	30,483	25,739
Income from operations	23,370	28,971

Interest expense	4,004	2,162
Other income, net	(1,813)	(87)
Total other expenses, net	2,191	2,075
Income before income taxes	21,179	26,896
Income tax expense	5,629	7,087
Net income	15,550	19,809
Less: Net (income) loss attributable to non-controlling interest	(13)	6
Net income attributable to The Duckhorn Portfolio, Inc.	$15,537	$19,815

Earnings per share of common stock:
Basic	$0.13	$0.17
Diluted	$0.13	$0.17

Weighted average shares of common stock outstanding:
Basic	115,339,774	115,184,161
Diluted	115,451,719	115,275,692
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Stockholders’ Equity (Unaudited, in thousands, expect share data)

	Three months ended October 31,
	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders’ equity	Non-controlling interest	Total stockholders’ equity
	Shares	Amount
Balances at July 31, 2023	115,316,308	$1,153	$737,557	$203,122	$941,832	$576	$942,408
Net income	—	—	—	15,537	15,537	13	15,550
Issuance of common stock under equity incentive plans	79,639	1	—	—	1	—	1
Equity-based compensation (Note 10)	—	—	1,150	—	1,150	—	1,150
Taxes paid related to net share settlement of equity awards	(28,237)	—	(342)	—	(342)	—	(342)
Balances at October 31, 2023	115,367,710	$1,154	$738,365	$218,659	$958,178	$589	$958,767

Balances at July 31, 2022	115,184,161	$1,152	$731,597	$133,824	$866,573	$588	$867,161
Net income (loss)	—	—	—	19,815	19,815	(6)	19,809
Equity-based compensation (Note 10)	—	—	1,180	—	1,180	—	1,180
Balances at October 31, 2022	115,184,161	$1,152	$732,777	$153,639	$887,568	$582	$888,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)

	Three months ended October 31,
	2023	2022
Cash flows from operating activities
Net income	$15,550	$19,809
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,329	5,757
Gain on disposal of assets	(42)	(32)
Change in fair value of derivatives	(1,889)	(368)
Amortization of debt issuance costs	194	402
Equity-based compensation	1,150	1,180
Change in operating assets and liabilities:
Accounts receivable trade, net	(22,547)	(32,619)
Inventories	(66,115)	(55,626)
Prepaid expenses and other current assets	1,781	442
Other assets	283	122
Accounts payable	28,045	42,670
Accrued expenses	51,985	37,262
Accrued compensation	(7,808)	(3,733)
Deferred revenue	11,132	11,797
Other current and non-current liabilities	(982)	(679)
Net cash provided by operating activities	18,066	26,384
Cash flows from investing activities
Purchases of property and equipment, net of sales proceeds	(10,395)	(6,418)
Net cash used in investing activities	(10,395)	(6,418)
Cash flows from financing activities
Payments under line of credit	(13,000)	(20,000)
Borrowings under line of credit	23,000	5,000
Payments of long-term debt	(2,500)	(2,808)
Taxes paid related to net share settlement of equity awards	(342)	—
Net cash provided by (used in) financing activities	7,158	(17,808)
Net increase in cash	14,829	2,158
Cash - Beginning of period	6,353	3,167
Cash - End of period	$21,182	$5,325
Supplemental cash flow information
Interest paid, net of amount capitalized	$4,009	$1,777
Income taxes paid	$11,607	$—
Non-cash investing activities
Property and equipment additions in accounts payable and accrued expenses	$3,300	$3,776
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Description of Business
The Duckhorn Portfolio, Inc. and its subsidiaries (collectively, “the Company,” “Management,” “we,” “us,” “our” and “Duckhorn”), headquartered in St. Helena, CA, produce luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
The Company’s revenue is comprised of sales to distributors and direct to trade accounts in California (“wholesale”) and direct to consumer (“DTC”). Wholesale revenue is generated through sales directly to California retailers and restaurants, sales to distributors and agents located in other states throughout the United States (“U.S.”) and sales to export distributors that sell internationally. DTC revenue results from individual consumers purchasing wine directly from the Company through club membership, the Company’s website or tasting rooms located in Napa Valley, California; Anderson Valley, California; Sebastopol, California; Hollister, California; and Walla Walla, Washington.
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
Fiscal year
The Company’s fiscal year ends on July 31. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years and the associated periods in those fiscal years. Except as otherwise specified, information in this report is provided as of October 31, 2023.
Secondary Offering
In April 2023, the Company completed a secondary offering where certain existing stockholders sold 6,000,000 shares of common stock at a price of $15.35 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.4 million in the third quarter of Fiscal 2023
2.    Basis of Presentation and Recent Accounting Pronouncements
Basis of presentation
The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of the Securities and Exchange Commission’s Regulation S-X. These Condensed Consolidated Financial Statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of Management, reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for the fair statement of the Company’s financial information for the interim periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2024, for any other interim period or for any future year.
The Condensed Consolidated Statement of Financial Position as of July 31, 2023 was derived from the Company's audited financial statements for the fiscal year ended July 31, 2023, previously filed with the SEC. The Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by U.S. GAAP and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of The Duckhorn Portfolio, Inc. and its subsidiaries, including a consolidated variable interest entity (“VIE”) of which the Company has determined it is the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation.
Accounting estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Preferred stock
The Company has 100,000,000 shares of $0.01 par value preferred stock authorized, none of which are issued and outstanding.
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Thus, it represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At October 31, 2023 and July 31, 2023, the Company’s ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Condensed Consolidated Statements of Financial Position were $2.3 million as of October 31, 2023 and July 31, 2023. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for grape sales under current contracts and farming costs.
Recently adopted accounting pronouncements
No new accounting pronouncements issued or effective as of October 31, 2023 have had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements or the related disclosures.

3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended October 31,
	2023	2022
Wholesale - Distributors	77.0%	76.4%
Wholesale - California direct to trade(a)	15.6	15.8
DTC(b)	7.4	7.8
Net sales(c)	100.0%	100.0%
_______________________________________________
(a) Includes $0.7 million and $0.6 million of sales related to bulk and grape sales for the three months ended October 31, 2023 and 2022, respectively.
(b) Includes shipping and handling revenue of $0.1 million for each of the three months ended October 31, 2023 and 2022, respectively.
(c) For the three months ended October 31, 2023, excludes lease income of $0.9 million from Geyserville winery acquired in June 2023.
Charges, recoveries and reductions related to credit loss on accounts receivable and the related allowance were immaterial for the three months ended October 31, 2023 and 2022. As of October 31, 2023 and July 31, 2023, the allowance for credit losses was $0.5 million.
Contract balances
When the Company receives payment from a customer, prior to meeting the performance obligation under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company’s deferred revenue is primarily comprised of cash collected from wines sold through our DTC channel ahead of the wine shipment date. The Company does not recognize revenue until control of the wine is transferred and the performance obligation is met.
Deferred revenue in the Condensed Consolidated Statements of Financial Position was $11.2 million and $0.1 million at October 31, 2023 and July 31, 2023, respectively. The amount of revenue recognized relating to the opening contract liability balance for the three months ended October 31, 2023 was immaterial. The Company recognized revenue of $0.2 million during the three months ended October 31, 2022, included in the opening contract liability balance for the corresponding period.
4.    Inventories
Inventories were comprised of the following:

(in thousands)	October 31, 2023	July 31, 2023
Finished goods	$134,070	$145,355
Work in progress	234,856	161,795
Raw materials	20,273	15,077
Inventories	$389,199	$322,227
Inventories are stated at the lower of cost or net realizable value, and are primarily measured on a first-in-first-out basis. The Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. The Company’s estimates of net realizable value are based on historical experience as well as Management’s judgments with respect to future market conditions. In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. The inventory reserve was $1.2 million and $0.9 million at October 31, 2023 and July 31, 2023, respectively.
The Company capitalizes into inventories depreciation related to property and equipment used in the production of inventory. For the three months ended October 31, 2023 and 2022, the amount capitalized was $3.8 million and $3.5 million, respectively. The Company also capitalizes total lease costs related to leases used in the production of inventory. For the three months ended October 31, 2023 and 2022, the amount capitalized was $1.2 million and $1.1 million, respectively.
5.    Accrued Expenses
Accrued expenses were comprised of the following:

(in thousands)	October 31, 2023	July 31, 2023
Bulk wine and other received not invoiced	$46,433	$529
Trade spend(a)	16,879	12,721
Income taxes payable(b)	5,042	11,019
Deferred compensation liability(c)	3,523	3,261
Barrel purchases	2,271	2,589
Accrued professional fees	2,314	599
Accrued invoices and other accrued expenses	13,560	7,528
Accrued expenses	$90,022	$38,246
_______________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives.
(b) Effective March 2023, as revised in October 2023, the IRS postponed certain tax filings and payment deadlines, until November 2023, in areas designated with eligible Federal Emergency Management Agency declarations. During the third fiscal quarter of 2023, the Company deferred federal and state tax payments which was paid in full during the three months ended October 31, 2023.
(c) The Company intends to use the cash surrender value life insurance policies to partially settle its deferred compensation plan liability. The cash surrender value of the life insurance policies was $2.4 million and $2.7 million at October 31, 2023 and July 31, 2023, respectively, and are included in other assets on the Condensed Consolidated Statements of Financial Position.
6.    Debt
Long-term debt, net of current maturities and debt issuance costs was comprised of the following:

(in thousands)	October 31, 2023	July 31, 2023
Revolving line of credit	$23,000	$13,000
Term loan, first lien	218,332	220,832
Total debt	241,332	233,832
Less: Current maturities of long-term debt	(9,721)	(9,721)
Total long-term debt	231,611	224,111
Debt issuance costs(a)	(463)	(492)
Total long-term debt, net of current maturities and debt issuance costs	$231,148	$223,619
_______________________________________________
(a)     Debt issuance costs are the costs associated with the term loan facility. Debt issuance costs of $2.6 million and $2.8 million at October 31, 2023 and July 31, 2023, respectively, associated with the revolving credit and delayed draw term loan facilities are recorded in other assets on the Condensed Consolidated Statements of Financial Position.

On November 4, 2022, Mallard Buyer Corp., Selway Wine Company and certain other subsidiaries of The Duckhorn Portfolio, Inc. (collectively, the “Borrowers”) entered into the Amended and Restated First Lien Loan and Security Agreement (“Credit Facility” and “Credit Agreement”) with the lenders named therein and BMO Harris (as successor in interest to Bank of the West), as administrative agent and collateral agent.
The Credit Agreement provides for $675.8 million in first lien senior secured credit facilities consisting of (i) a $425.0 million revolving credit facility, (ii) a $225.8 million term loan facility and (iii) a $25.0 million delayed draw term loan facility. The maturity date for loans borrowed under the Credit Agreement is November 4, 2027. The principal of the term loan facility is repayable in quarterly installments equal to $2.4 million, with a final installment equal to the entire remaining outstanding principal amount due on the maturity date.
The Credit Agreement allows the Borrowers, at any time, to request additional term loans, revolver commitments and delayed draw term loan commitments in an aggregate amount of up to $400.0 million (the “Incremental Facility”). The lenders are not under any obligation to provide the Incremental Facility, and the Incremental Facility is subject to certain customary conditions precedent and other limitations.
Borrowings under the revolver portion of the Credit Agreement generally bear interest based on the sum of the forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) plus a loan margin based on average availability as follows: (a) less than or equal to 33% of average availability, a loan margin of 1.50%, (b) greater than 33% and less than or equal to 66% of average availability, a loan margin of 1.25%, and (c) greater than 66% of average availability, a loan margin of 1.00%. Borrowings under the term loan and delayed draw portions of the Credit Agreement generally bear interest based on the sum of (i) Term SOFR plus (ii) a credit spread adjustment of 10 basis points for 1-month and 3-month interest periods and 15 basis points for a six-month interest period plus (iii) a loan margin of 1.625%.
The Credit Agreement also includes an unused line fee and contains customary representations and warranties and affirmative and negative covenants for agreements of this type. In addition, the Credit Agreement requires compliance with the following financial covenants, in each case commencing from fiscal quarter ending January 31, 2023: (i) a debt to capitalization ratio not to exceed 0.55:1.00, measured at the end of each fiscal quarter and (ii) a fixed charge coverage ratio not to be less than 1.15:1.00, measured at the end of each fiscal quarter. As of October 31, 2023, the Company was in compliance with all covenants.
At October 31, 2023 and July 31, 2023, the Company had unused capacity of $402.0 million and $412.0 million, respectively, under the revolving credit facility, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. There were no amounts outstanding on the delayed draw term loan, letter of credit sub-facility or the swingline sub-facility at October 31, 2023 or July 31, 2023.
7.    Derivative Instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the Company’s financial results.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company’s derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of October 31, 2023 or July 31, 2023. The Company does not enter into derivative instruments for trading or speculative purposes. The Company’s accounting policies do not apply hedge accounting treatment to derivative instruments.
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
As of October 31, 2023, the Company held the following interest rate swap agreement, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	3.735%	January 4, 2023	November 4, 2027
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	October 31, 2023	July 31, 2023
Interest rate swap contract	$100,000	$100,000
Foreign currency forward contracts	167	5,610
Total derivative instruments not designated as hedging instruments	$100,167	$105,610
The Company manages annual barrel purchases by engaging domestic and foreign cooperages to provide specified barrel quantities on agreed delivery dates. A significant portion of these invoices are paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. See Note 9 (Commitments and contingencies) for additional information related to the Company’s barrel purchase commitments.
Results of period derivative activity
The estimated fair value and classification of derivative instruments on the Condensed Consolidated Statements of Financial Position for October 31, 2023 were as follows:

	Derivative Assets		Derivative Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contract	Other assets	$3,082	Other liabilities	$—
Foreign currency forward contract	Prepaid expenses and other current assets	—	Other current liabilities	7
Total derivatives not designated as hedging instruments		$3,082		$7

The estimated fair value and classification of derivative instruments on the Condensed Consolidated Statements of Financial Position for July 31, 2023 were as follows:

	Derivative Assets		Derivative Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contract	Other assets	$1,117	Other liabilities	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	69	Other current liabilities	—
Total derivatives not designated as hedging instruments		$1,186		$—
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended October 31,
(in thousands)	Classification	2023	2022
Interest rate swap contract	Other income, net	$(1,965)	$(145)
Foreign currency forward contracts	Other income, net	76	(223)
Total gain		$(1,889)	$(368)
8.    Fair Value Measurements
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
Interest rate swap contract: The fair value of the Company’s interest rate swap agreement is estimated with the assistance of a third-party, using inputs that can be corroborated by observable market data (Level 2 of the fair value hierarchy).
Foreign currency forward contracts: The fair value of the Company’s outstanding foreign currency forward contracts is estimated with the assistance of a third-party, using inputs that can be corroborated by observable market data (Level 2 of the fair value hierarchy).

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
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at October 31, 2023, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Interest rate swap contract	$—	$3,082	$—
Deferred compensation plan asset	$—	$2,387	$—
Liabilities:
Deferred compensation liability	$—	$3,523	$—
Foreign currency forward contracts	$—	$7	$—
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2023, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Interest rate swap contract	$—	$1,117	$—
Foreign currency forward contracts	$—	$69	$—
Deferred compensation plan asset	$—	$2,670	$—
Liabilities:
Deferred compensation liability	$—	$3,261	$—

9.    Commitments and Contingencies
Long-term purchase contracts
The Company has entered into certain grape purchase contracts with various growers to supply a significant portion of its future grape requirements for wine production. The lengths of the contracts vary from one to 16 years, and prices per ton are either determined at the outset for the contract duration or are negotiated annually. The Company’s grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape quality characteristics. For the 2023 harvest, the Company purchased 32,000 tons of grapes at a cost of approximately $85.7 million which will be recognized into inventory during Fiscal 2024. For the 2022 harvest, the Company purchased 29,000 tons of grapes for a total cost of $71.0 million which was recognized into inventory during Fiscal 2023. The Company also increases the scope of its grape contracts when necessitated by supply needs to meet production levels in future periods.
Purchase commitments
The Company enters into commitments to purchase barrels for each harvest, a significant portion of which are settled in Euros. As of July 31, 2023, the Company had $10.6 million in barrel purchase commitments. During the three months ended October 31, 2023, the Company paid $8.1 million associated with the barrel purchases for the 2023 harvest. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in other income, net on the Condensed Consolidated Statements of Operations. See Note 7 (Derivative instruments) for the total notional value and impact on the Condensed Consolidated Financial Statements due to foreign currency forward contracts.
The Company enters into various contracts with third parties for custom crush, storage, glass and bottling services. The costs related to these contracts are recorded in the period the service is provided. The contracts for custom crush services typically have minimums that the Company is required to pay if certain grape volume thresholds are not delivered. The Company does not record these minimums related to service contracts as contingent liabilities on the Condensed Consolidated Statements of Financial Position given the harvest yield size, resulting volumes and qualities of grape deliveries are not known or estimable until harvest, when all related contingencies would be resolved.
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of October 31, 2023 and July 31, 2023, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of October 31, 2023 and July 31, 2023, no amounts have been accrued related to such indemnification provisions.

10.    Equity-Based Compensation
In March 2021, the Company’s Board of Directors approved the 2021 Equity Incentive Plan (“2021 Equity Plan”), which provides for granting up to 14,003,560 shares of the Company’s common stock. Restricted stock units and stock options are granted to certain employees of the Company, advisors and directors (collectively “grants”). The grants are considered equity awards for purposes of calculating compensation expense and are equity-classified in the Condensed Consolidated Statements of Financial Position.
Stock options
Stock option awards are valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant and expense ratably over the vesting period, generally four years. Stock options have a ten year term.
The following table represents the stock option activity:

	Number of options outstanding	Weighted-average exercise price (per share)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at July 31, 2023	2,321,233	$15.98	8.0	$—
Granted	1,254,867	9.90
Exercised	—	—
Forfeited	(414,743)	15.62
Expired	(122,639)	16.64
Balance at October 31, 2023	3,038,718	$13.49	8.2	$665

Exercisable as of October 31, 2023	830,135	$16.39	5.4	$—
The total unrecognized compensation expense related to the 2021 Plan stock options was $9.4 million as of October 31, 2023, which is expected to be recognized over a weighted-average period of 3.2 years. The weighted-average grant-date fair value of options granted during the three months ended October 31, 2023 was $3.98 per share.
The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted:

	Three months ended October 31,
	2023	2022
Expected term (in years)(a)	6.22	6.23
Expected dividend yield(b)	—%	—%
Risk-free interest rate(c)	4.55%	3.96%
Expected volatility(d)	30.9%	33.9%
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
(d) Due to a lack of sufficient trading history of the Company's common stock, the expected volatility was estimated based on analysis of the historical and implied volatility of the Company's common stock and a group of guideline public companies deemed to be comparable publicly traded peers within the Company’s industry.

Restricted stock units
Restricted stock units (“RSUs”) are valued using the closing market price of our common stock on the date of grant. Expense is recognized ratably over the vesting period, generally four years for RSUs issued to employees and one year for RSUs issued to our independent directors.
The following table represents the RSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2023	562,861	$15.52
Granted	561,098	10.42
Vested	(79,639)	14.43
Forfeited	(138,253)	15.62
Unvested as of October 31, 2023	906,067	$12.44
The total intrinsic value of restricted stock that vested during the three months ended October 31, 2023 was $1.0 million. The total unrecognized compensation expense related to the 2021 Plan RSUs was $9.9 million as of October 31, 2023, which is expected to be recognized over a weighted-average period of 2.8 years.
Compensation expense
During three months ended October 31, 2023 and 2022, the Company recognized total equity-based compensation expense due to units vesting over their requisite service periods for all plans of $1.2 million and $1.2 million, respectively. The Company recognizes equity-based compensation in selling, general and administrative expenses, net of actual forfeitures as incurred, in the Condensed Consolidated Statements of Operations, except for amounts capitalized to inventories in the Condensed Consolidated Statements of Financial Position.

11.    Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	Three months ended October 31,
(in thousands, except share and per share amounts)	2023	2022
Numerator:
Net income attributable to The Duckhorn Portfolio, Inc.	$15,537	$19,815

Denominator:
Weighted average number of shares outstanding for basic per share calculation	115,339,774	115,184,161

Effect of dilutive potential shares(a):
Stock options	80,598	11,976
Restricted stock units	31,347	79,555
Adjusted weighted average shares outstanding for diluted per share calculation	115,451,719	115,275,692

Earnings per share attributable to The Duckhorn Portfolio, Inc.:
Basic	$0.13	$0.17
Diluted	$0.13	$0.17
_______________________________________________
(a) Calculated using the treasury stock method.
For the three months ended October 31, 2023 and 2022, there were 1.2 million and 0.3 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted EPS because the effect of their inclusion would have been antidilutive under the treasury stock method. Refer to Note 10 (Equity-based compensation) for the terms of the awards.
12.    Income Taxes
Income tax expense was $5.6 million, with an effective tax rate of 26.6% for the three months ended October 31, 2023, respectively, compared to $7.1 million, with an effective tax rate of 26.3% for the three months ended October 31, 2022. The effective tax rates for both periods presented were higher than the federal statutory rate of 21% primarily due to the impact of state income taxes.
13.    Subsequent Events
On November 16, 2023, the Company, Auguste Merger Sub, Inc., a California corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), Brown-Forman Corporation, a Delaware corporation (“Brown-Forman”), and Sonoma-Cutrer Vineyards, Inc., a California corporation and a wholly-owned subsidiary of Brown-Forman (“Sonoma-Cutrer”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Sonoma-Cutrer (the “Merger”) with Sonoma-Cutrer continuing as the surviving entity after the Merger. The board of directors of the Company approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Sonoma-Cutrer Vineyards specializes in luxury Chardonnay brands. Sonoma-Cutrer owns six estate vineyards with approximately 1,100 acres in both the Russian River Valley and Sonoma Coast appellations. It sells its luxury wine across the U.S. in the wholesale channel through distributors and in the DTC channel with retail price points ranging from $20 to $50 per bottle.
At consummation of the Merger, Brown-Forman will receive approximately $400.0 million. The purchase price is comprised of 31,531,532 shares of the Company’s common stock valued at approximately $350.0 million and $50.0 million payable in cash, subject to adjustments set forth in the Merger Agreement, including for cash, working capital, indebtedness and transaction expenses. The cash consideration is expected to be funded through cash on hand and borrowings under the Company’s revolving credit facility.
The transaction is expected to close in the third quarter of the Company’s Fiscal 2024, subject to regulatory approvals and customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary note regarding forward-looking statements” included in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk factors” included in our Annual Report on Form 10-K for Fiscal 2023.
Introduction
MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and related notes to help provide an understanding of our results of business, results of operations and financial condition.
MD&A is organized as follows:
•Overview. This section provides a general description of our business and industry trends, and a discussion of our key metrics for the three months ended October 31, 2023. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations. This section provides a discussion of our components of results of operations and an analysis of our results of operations for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022.
•Non-GAAP financial measures and adjusted EBITDA reconciliation. This section provides a reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net income attributable to The Duckhorn Portfolio, Inc., the most directly comparable measure prepared in accordance with GAAP.
•Liquidity and capital resources. This section provides a discussion of our financial condition and liquidity as of October 31, 2023, which includes (i) a discussion of our sources of liquidity (ii) a discussion of our material cash requirements as of October 31, 2023; (iii) an analysis of changes in our cash flows for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022; (iv) a discussion of our capital resources, including the availability under our credit facilities, our outstanding debt, covenant compliance and off-balance sheet arrangements as of October 31, 2023.
•Critical accounting policies and estimates. This section discusses our critical accounting policies considered to be important to our results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 (Basis of presentation and recent accounting pronouncements) to the accompanying Condensed Consolidated Financial Statements.
•Recent accounting pronouncements. This section discusses the potential impact on our reported results of operations and financial condition of certain accounting standards that have been recently issued.

Overview
The Duckhorn Portfolio is the premier scaled pure-play producer of luxury wines sold for $15 or higher in North America. We offer a curated and comprehensive portfolio of luxury wines with suggested retail prices ranging from $20 to $230 per bottle. Our wines are available in all 50 states, the District of Columbia and over 50 countries under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark. The primary market for our wines is the U.S.
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
•Evaluate strategic acquisitions opportunistically. Disciplined evaluation of strategic acquisitions when opportunities arise to create stockholder value. In Fiscal 2023, we purchased a state-of-the-art winemaking facility in Alexander Valley, California, which is nearly double the size of the Company’s previously largest production facility, and included seven acres of planted Cabernet Sauvignon for approximately $54.6 million. In November 2023, we entered into a merger agreement with Sonoma-Cutrer as discussed below, see “—Key factors affecting our performance — Recent development”. Sonoma-Cutrer is well-known for luxury Chardonnay brands, with six estate vineyards spanning approximately 1,100 acres in both the Russian River Valley and Sonoma Coast appellations.

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

	Three months ended October 31,
(in thousands)	2023	2022
Net sales	$102,509	$108,171
Gross profit	$53,853	$54,710
Net income attributable to The Duckhorn Portfolio, Inc.	$15,537	$19,815
Adjusted EBITDA	$34,713	$35,665
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

	Three months ended October 31,
	2023	2022
Wholesale - Distributors	77.0%	76.4%
Wholesale - California direct to trade	15.6	15.8
DTC	7.4	7.8
Net sales	100.0%	100.0%
The composition of our net sales, expressed in percentages by channel for the three months ended October 31, 2023 saw relative consistency by channel over the prior year period. In our wholesale business, volume contributions decreased during the three months ended October 31, 2023 when compared to the three months ended October 31, 2022 related to a slight depletion decline partially offset by an increase in accounts. DTC also experienced volume contribution decreases mainly related to our wine club sales. For discussion of intra-period seasonality, see “—Key factors affecting our performance—Seasonality”.
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

	Three months ended October 31,
	2023	2022
Net sales growth	(5.2)%	3.8%
Volume contribution	(3.4)%	9.2%
Price / mix contribution	(1.8)%	(5.4)%
For the three months ended October 31, 2023, the negative volume contribution was driven by expected sales decline in all channels, against a strong comparison in the prior period, as off-premise and on-premise experienced declines. The negative price / mix contribution was mainly impacted by brand mix.
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

Agribusiness
We have developed a diversified sourcing and production model, supported by our wineries, world-class and strategically located vineyards controlled or owned by the Company (“Estate properties”) and strong relationships with quality-oriented growers. In addition, our sourcing model includes the purchase of high-quality bulk wine from established suppliers to add a highly flexible element of diversity to our supply model. Generally, approximately 10% of the grapes are sourced from our Estate properties, with approximately 90% sourced from third-party growers. Our ability to adjust the composition of a particular vintage among our grape and bulk wine sourcing supply channels allows us to tailor inputs based on varying market or seasonal factors, which we believe enables us to produce the highest possible quality wine while optimizing gross profit.
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
Inventory lifecycle
Grape growing on our Estate properties
Approximately 10% of the grapes are sourced from our Estate properties that we own or lease. Once a vineyard reaches consistent yield levels, approximately three to five years after planting, it will generally produce a relatively consistent amount of fruit for approximately 15 to 25 years, at which time blocks of the vineyard will gradually be replanted in stages after a period of lying fallow. The length of time between initial investment and ultimate sale of our Estate wines, coupled with the ongoing investment required to produce quality wine, is not typical of most agricultural industries.
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
Recent developments
Acquisition of Geyserville Winery
On June 22, 2023, we acquired a production winery and seven acres of planted Cabernet Sauvignon in Alexander Valley, Sonoma County, California. With this purchase, we expect to expand our processing, storing and bottling capabilities to reduce our reliance on custom crush facilities, and gain better visibility to our cost of goods. The purchase price of the transaction was $54.6 million and was funded with $15.0 million from the Credit Facility and available cash.
Merger Agreement - Sonoma-Cutrer
On November 16, 2023, the Company, Auguste Merger Sub, Inc., a California corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), Brown-Forman Corporation, a Delaware corporation

(“Brown-Forman”), and Sonoma-Cutrer Vineyards, Inc., a California corporation and a wholly-owned subsidiary of Brown-Forman (“Sonoma-Cutrer”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Sonoma-Cutrer (the “Merger”) with Sonoma-Cutrer continuing as the surviving entity after the Merger. Sonoma-Cutrer is well-known for luxury Chardonnay brands. Sonoma-Cutrer owns six estate vineyards with approximately 1,100 acres in both the Russian River Valley and Sonoma Coast appellations. It sells its luxury wine across the U.S. in the wholesale channel through distributors and in the DTC channel with retail price points ranging from $20 to $50 per bottle.
At consummation of the Merger, Brown-Forman will receive approximately $400.0 million. The purchase price is comprised of 31,531,532 shares of the Company’s common stock valued at approximately $350.0 million and $50.0 million payable in cash, subject to adjustments set forth in the Merger Agreement, including for cash, working capital, indebtedness and transaction expenses. The cash consideration is expected to be funded through cash on hand and borrowings under the Company’s revolving credit facility. The transaction is expected to close in the third quarter of the Company’s Fiscal 2024, subject to regulatory approvals, customary closing conditions and the required period having elapsed since the mailing to the Company’s stockholders of a definitive information statement with respect to approval by the Company’s stockholders of the transactions contemplated by the Merger Agreement.
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
Other expenses, net
Other income, net consist primarily of interest expense we incur on balances outstanding under the terms of our Credit Facility, amortization related to debt issuance costs and realized and unrealized gains or losses on our derivative instruments.
Income tax expense
Income tax expense consists of federal and state taxes payable to various federal, state and local tax authorities.
Results of operations
The following table sets forth our results of operations for the periods presented and expresses the relationship of each line item shown as a percentage of net sales for the periods indicated. The table below should be read in conjunction with the corresponding discussion and our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2023, our unaudited Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q:

	Three months ended October 31,
(in thousands)	2023		2022
Net sales	$102,509	100.0%	$108,171	100.0%
Cost of sales	48,656	47.5	53,461	49.4
Gross profit	53,853	52.5	54,710	50.6
Selling, general and administrative expenses	30,483	29.7	25,739	23.8
Income from operations	23,370	22.8	28,971	26.8
Interest expense	4,004	3.9	2,162	2.0
Other income, net	(1,813)	(1.8)	(87)	(0.1)
Total other expenses, net	2,191	2.1	2,075	1.9
Income before income taxes	21,179	20.7	26,896	24.9
Income tax expense	5,629	5.5	7,087	6.6
Net income	15,550	15.2	19,809	18.3
Less: Net (income) loss attributable to non-controlling interest	(13)	—	6	—
Net income attributable to The Duckhorn Portfolio, Inc.	$15,537	15.2%	$19,815	18.3%

Net sales
	Three months ended October 31,		Change
(in thousands)	2023	2022	$	%
Net sales	$102,509	$108,171	$(5,662)	(5.2)%
Net sales for the three months ended October 31, 2023 decreased $5.7 million, or 5.2%, to $102.5 million compared to $108.2 million for the three months ended October 31, 2022. Net sales decreased for the three months ended October 31, 2023, mainly attributable to negative volume contributions in all sales channels and a negative price / mix contribution. For further discussion of changes in sales volume and changes in sales price and mix, see “—Net sales growth contribution”.

Cost of sales
	Three months ended October 31,		Change
(in thousands)	2023	2022	$	%
Cost of sales	$48,656	$53,461	$(4,805)	(9.0)%
Cost of sales decreased by $4.8 million, or 9.0%, to $48.7 million for the three months ended October 31, 2023 compared to $53.5 million for the three months ended October 31, 2022, primarily due to lower sales that correspondingly decreased cost of sales. We continued to manage our cost of sales through our diversified supply planning strategy.

Gross profit
	Three months ended October 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Gross profit	$53,853	$54,710	$(857)	(1.6)%
Gross margin	52.5%	50.6%
Gross profit decreased $0.9 million, or 1.6%, to $53.9 million for the three months ended October 31, 2023 compared to $54.7 million for the three months ended October 31, 2022. Gross profit margin was 52.5% for the three months ended October 31, 2023 compared to 50.6% for the three months ended October 31, 2022. This increase was the result of cost of sales improvement and lower discounting for the three months ended October 31, 2023 compared to the prior period.

Selling, general and administrative expenses
	Three months ended October 31,		Change
(in thousands)	2023	2022	$	%
Selling expenses	$13,233	$13,526	$(293)	(2.2)%
Marketing expenses	2,211	2,290	(79)	(3.4)
General and administrative expenses	15,039	9,923	5,116	51.6
Total selling, general and administrative expenses	$30,483	$25,739	$4,744	18.4%
Selling, general and administrative expenses increased $4.7 million, or 18.4%, to $30.5 million for the three months ended October 31, 2023, compared to $25.7 million for the three months ended October 31, 2022. Total selling, general and administrative expenses as a percentage of net sales increased to 30.0% in the three months ended October 31, 2023 compared to 23.8% in the three months ended October 31, 2022. The increases in general and administrative expenses for the three months ended October 31, 2023 versus the prior year period were largely attributable to higher transaction costs related to our pending acquisition of Sonoma-Cutrer Vineyards and higher depreciation expense related to the asset acquisition of the Geyserville winery in Fiscal 2023.

Other expenses, net
	Three months ended October 31,		Change
(in thousands)	2023	2022	$	%
Interest expense	$4,004	$2,162	$1,842	85.2%
Other income, net	(1,813)	(87)	(1,726)	N.M.
Total other expenses, net	2,191	2,075	$116	5.6%
_______________________________________________
N.M. - Not Meaningful
Total other expenses, net increased by $0.1 million, to $2.2 million for the three months ended October 31, 2023, compared to $2.1 million for the three months ended October 31, 2022. The increases in total other expenses, net, for the three months ended October 31, 2023 compared to the prior year period were driven by higher interest expense as a result of unfavorable interest rate movements on our variable-rate debt, and higher average outstanding debt balances compared to the prior year period, partially offset by favorable fair value adjustments on our interest rate swap agreement. See Note 6 (Debt) and Note 7 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.

Income tax expense
	Three months ended October 31,		Change
(in thousands)	2023	2022	$	%
Income tax expense	$5,629	$7,087	$(1,458)	(20.6)%
Income tax expense decreased 20.6%, or $1.5 million, to $5.6 million for the three months ended October 31, 2023 compared to $7.1 million for the three months ended October 31, 2022. The decrease in income tax expense for the three months ended October 31, 2023 is primarily due to a decrease in income before taxes. For the three months ended October 31, 2023 and 2022, the effective tax rates were 26.6% and 26.3%, respectively, mainly reflecting the federal tax rate and state taxes.
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
Adjusted EBITDA has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP. Some of these limitations include:
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
For comparative periods presented, our primary operational drivers of adjusted EBITDA have been strong, sustained gross profit margins as we manage our cost of sales and operating expenses through our diversified supply planning strategy.

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc. the most directly comparable measure prepared in accordance with U.S. GAAP:

	Three months ended October 31,
(in thousands)	2023	2022
Net income attributable to The Duckhorn Portfolio, Inc.	$15,537	$19,815
Interest expense	4,004	2,162
Income tax expense	5,629	7,087
Depreciation and amortization expense(a)	7,329	5,757
EBITDA	32,499	34,821
Purchase accounting adjustments(a)	25	42
Transaction expenses(b)	3,236	162
Change in fair value of derivatives(c)	(1,889)	(368)
Equity-based compensation(d)	1,052	1,008
Lease income, net(e)	(210)	—
Adjusted EBITDA	$34,713	$35,665
_______________________________________________
(a) Purchase accounting adjustments relate to the impacts of business combination accounting for our historical acquisition by TSG, and certain other transactions consummated prior to Fiscal 2021, which resulted in fair value adjustments to inventory and long-lived assets. Purchase accounting adjustments in depreciation and amortization expense include amortization of intangible assets of $1.9 million for both the three months ended October 31, 2023 and 2022.
(b) Transaction expenses include legal services, professional fees and other due diligence expenses for both periods presented. These expenses are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
(c) Represents non-cash adjustments to changes in the fair value of derivatives, which are reflected in other income, net on the Condensed Consolidated Statement of Operations.
(d) Represents non-cash charges related to equity-based compensation, which are reflected in selling, general and administrative expenses and cost of sales on the Condensed Consolidated Statement of Operations.
(e) Reflects lease income, net related to an operating lease in which we are the lessor of Geyserville winery acquired in Fiscal 2023, reflected in net sales and selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The lease term expires February 2024, with no option for renewal.
Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of October 31, 2023, we had $21.2 million in cash and $402.0 million in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility.
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
Material cash requirements
Beyond the next 12 months, we expect cash flows generated from operations, in addition to our Credit Facility, will be our primary sources of liquidity. Based on our current operating performance, we believe these sources will be adequate to meet the cash requirements necessary to meet our future business growth plans and contractual obligations. Our liquidity needs generally include expected working capital requirements, planned capital expenditures, operating lease payments, estimated tax liabilities and principal and interest payments contractually due pursuant to the terms of our Credit Facility.

For the 2023 harvest, we contracted for grapes at an estimated cost of approximately $85.7 million in Fiscal 2024. Additionally, we have purchase obligations for inventory and various contracts with third parties for custom crush, storage and bottling services. See Note 9 (Commitments and contingencies) to our Condensed Consolidated Financial Statements for further information on other commitments.
As of October 31, 2023, we have approximately $26.5 million in scheduled principal payments and related interest payments due over the next 12 months and approximately $273.4 million of principal payments and related interest payments due thereafter until our Credit Facility matures on November 4, 2027. The calculated interest payment amounts use actual rates available as of October 2023 and assume these rates for all future interest payments on the outstanding Credit Facility, exclusive of any future impact from our interest rate swap agreement. See Note 6 (Debt) to our Condensed Consolidated Financial Statements, where our Credit Facility is described in greater detail. Our future minimum operating lease payments due within the next 12 months total approximately $4.3 million with $17.7 million due in the following years.
If our cash needs change in the future, we may seek alternative or incremental funding sources to respond to changes in our business. To the extent required, we may seek to fund additional liquidity through debt or equity financing, although we can provide no assurance that such forms of capital will be available when needed, if at all, or available on terms that are acceptable.
Cash flows
The following table presents the major components of net cash flows.

	Three months ended October 31,
(in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$18,066	$26,384
Investing activities	(10,395)	(6,418)
Financing activities	7,158	(17,808)
Net increase in cash	$14,829	$2,158
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
For the three months ended October 31, 2023, net cash provided by operating activities was $18.1 million compared to $26.4 million for the three months ended October 31, 2022, a decrease of $8.3 million. The changes in cash provided by operating activities were primarily driven by the following factors:
•The net income after adjusting for non-cash items decreased operating cash flows by $4.5 million;
•Changes in accounts payable and accrued expenses decreased operating cash flows by $4.0 million due primarily to timing of invoice accruals and payments;
•Increases in inventory for the three months ended October 31, 2023 were due to timing impacts in bulk and bottled wine supply management to support increases in demand resulted in a decrease to operating cash flow of $10.5 million; and
•Changes in accounts receivable were due to timing impacts in net sales related to our wholesale sales channel, generally subject to credit terms, which resulted in a $10.1 million increase in operating cash flow.

Investing activities
For the three months ended October 31, 2023, net cash used in investing activities related to capital expenditures of $10.4 million compared to $6.4 million for the three months ended October 31, 2022, which included barrel purchases of approximately $8.1 million and $4.7 million, respectively. From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions and other capital improvements to support our growth. Any such transactions may require additional investments and capital expenditures in the future.
Financing activities
For the three months ended October 31, 2023, net cash used in financing activities was $7.2 million as compared to cash provided by financing activities of $17.8 million for the three months ended October 31, 2022. For the three months ended October 31, 2023, net cash used in financing activities primarily resulted from our Credit Facility, including borrowings under our line of credit of $23.0 million, partially offset by the payments under our line of credit of $13.0 million and payments of long-term debt of $2.5 million. For the three months ended October 31, 2022, net cash used in financing activities primarily included payments under our line of credit of $20.0 million and payments of long-term debt of $2.8 million, partially offset by borrowings under our line of credit of $5.0 million.
Capital resources
As of October 31, 2023, the Company had unused capacity of $402.0 million under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. As of October 31, 2023, the Company had outstanding draws of $23.0 million on the revolving line of credit. There were no outstanding draws on the delayed draw term loan. The outstanding principal balance was $218.3 million for the term loan as of October 31, 2023. The maturity date for loans borrowed under the Credit Agreement is November 4, 2027.
The Credit Facility is summarized below. See Note 6 (Debt) to our Condensed Consolidated Financial Statements for additional information.
Revolving Line of Credit — The revolving line of credit allows the Borrowers to draw amounts up to $425.0 million, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. The revolving line of credit matures on November 4, 2027. The interest rate ranges from Term SOFR plus 100 basis points to Term SOFR plus 150 basis points depending on the average availability of the revolving line of credit. The amount available to borrow on the revolving line of credit is subject to a monthly borrowing base calculation, based primarily on the Company’s inventory and accounts receivable balances.
Term Loans — The term loan facility provides an aggregate principal amount equal to $225.8 million, with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The term loan has an interest rate of Term SOFR plus a 10 to 15 basis points credit spread adjustment and a 1.625% loan margin.
Delayed Draw Term Loan — The delayed draw term loan has a maximum, non-revolving draw-down limit of $25.0 million with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The $25.0 million is fully available, and undrawn, and has an interest rate of Term SOFR plus a 10 to 15 basis points credit spread adjustment and a 1.625% loan margin.
The Credit Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of October 31, 2023, we are in compliance with all covenants.

Off-balance sheet arrangements
As of October 31, 2023, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
There have been no material changes in our critical accounting policies during the three months ended October 31, 2023, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for Fiscal 2023.
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
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon a Term SOFR based rate plus applicable margins or predetermined alternative rates, as applicable, pursuant to the terms of our Credit Facility. As of October 31, 2023, our outstanding borrowings at variable interest rates totaled $241.3 million. A hypothetical increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.4 million increase in interest expense on an annualized basis and could impact our results of operation and financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in January 2023. See Note 7 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information on our interest rate swap agreement.
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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. We generally use foreign exchange forward contracts up to a twelve month duration. See Note 7 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of October 31, 2023.
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

Other raw materials we source include glass, cork and wine additives. We currently source these materials from multiple vendors. We generally negotiate prices with these suppliers on an annual basis, conducting a competitive bidding process for all raw materials to leverage our volume in lowering the input costs of production. We do not engage in forward, future or other derivative hedging activities to attempt to manage future price volatility of raw materials or other production-related inputs. As a result, some of these prices change over time, and future changes to commodity prices, raw materials or other significant inputs in our wine production could have a material impact to our future results of operations.
Item 4. Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended October 31, 2023.

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
Item 1A. Risk Factors
The following updates the risk factors previously reported under the heading “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023. There have been no material changes since our previous 10-K filing other than as set forth below.
We may be unable to complete the acquisition of Sonoma-Cutrer within the anticipated timeframe or at all, which could prevent us from receiving the anticipated benefits from the acquisition in the anticipated timeframe or at all.
On November 16, 2023, we entered into a Merger Agreement with Sonoma-Cutrer. The transaction is expected to close in the third quarter of the Company’s Fiscal 2024, and remains subject to customary closing conditions, including receipt of required regulatory approvals, and the required period having elapsed since the mailing to the Company’s stockholders of a definitive information statement with respect to approval by the Company’s stockholders of the transactions contemplated by the Merger Agreement. As a result, there is no assurance that the acquisition will be consummated in the anticipated timeframe or at all. In addition, the Company may be required to pay Brown-Forman a reverse termination fee of approximately $5 million, subject to certain limitations set forth in the merger agreement, if the Merger Agreement is terminated as result of a change of control of the Company. Any failure to consummate the acquisition in the anticipated timeframe or at all could prevent the Company from receiving the expected benefits from the Merger.
We may not successfully manage the transition of leadership associated with the resignation of our CEO, which could have an adverse impact on us.
As previously disclosed in a Current Report on Form 8-K filed with the SEC on September 24, 2023, Alex Ryan retired from his positions as President, Chief Executive Officer and Chairman, effective September 27, 2023, and Deirdre Mahlan was appointed interim President, Chief Executive Officer and Chairperson. Ms. Mahlan had previously served as a member of the Board of Directors and chair of the Audit Committee of the Board of Directors.
In addition, as a result of Ms. Mahlan serving in the role of interim Chief Executive Officer, President and Chairperson, she is no longer an independent director and she resigned as member of the Audit Committee and we are, accordingly, not in compliance with Section 303A.07 of the NYSE Listed Company Manual, which requires that a listed company’s audit committee be comprised of at least three members, all of whom are independent. We expect to regain compliance upon the completion of the CEO search process, at which time we expect Ms. Mahlan will rejoin the Audit Committee as an independent director.
Our success will depend, in part, on our management of the transition to, and integration of, the interim CEO and a permanent successor, and the effectiveness of the interim CEO and the permanent successor. The Board of Directors is currently conducting a nationwide search for a permanent CEO. However, there can be no assurance that we will be successful in finding suitable permanent successors or in a timely manner. The CEO position is critical to executing on and achieving our vision, strategic direction, culture, and products. The leadership transition may create uncertainty among employees, suppliers and customers, divert resources and management attention, impact public or market perception, our stock price or our performance, any of which could negatively impact our ability to operate effectively or execute our strategies and result in an adverse impact on our business.
Item 5. Other Information
Rule 10b5-1 trading plans
During the three months ended October 31, 2023, Pete Przybylinski, Sean Sullivan and Zachary Rasmuson, each an officer for purposes of Section 16 of the Exchange Act, had equity trading plans enacted in accordance with Rule 10b5-1(c)(1) under the Exchange Act. An equity trading plan is a written document that preestablishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including sales of shares acquired under the Company’s employee and director equity plans.
The following 10b5-1 agreements were entered into during the three months ended October 31, 2023:

Name	Position	Trading Agreement Adoption Date	Duration of Trading Agreement	Aggregate Number of Securities to be Sold under the Trading Agreement
Pete Przybylinski	Executive Vice President, Chief Sales Officer	October 6, 2023	January 5, 2024 - June 30, 2024	140,000
Zachary Rasmuson	Executive Vice President, Chief Operating Officer	October 6, 2023	January 5, 2024 - June 30, 2024	48,000

Item 6. Exhibits

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
3.1	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	10-Q	June 8, 2023	3.1	001-40240
3.2	Amended and Restated Bylaws of The Duckhorn Portfolio, Inc.	8-K	March 22, 2021	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 10, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Separation Agreement, dated as of September 24, 2023, between The Duckhorn Portfolio, Inc. and Alex Ryan	8-K	September 27, 2023	10.1	001-40240
10.2	Interim CEO Agreement, dated as of September 27, 2023, between The Duckhorn Portfolio, Inc. and Deirdre Mahlan	8-K	September 27, 2023	10.2	001-40240
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: December 6, 2023	By:	/s/ Deirdre Mahlan
Deirdre Mahlan
Interim President, Chief Executive Officer and Chairperson
(Principal Executive Officer)

Date: December 6, 2023	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)