Form 10-Q
period 2024-01-31
Duckhorn Portfolio, Inc.
filed 2024-03-07
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024

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

The registrant had outstanding 115,409,107 shares of common stock, $0.01 par value per share, as of February 28, 2024.

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
•    risks associated with our acquisition of Sonoma-Cutrer Vineyards, Inc., a California corporation and a wholly-owned subsidiary of Brown-Forman (“Sonoma-Cutrer”);
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
•    our ability to operate, update or implement our information technology systems;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events, and trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part 1 Item 1A. in our Fiscal 2023 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
Item 1. Financial Statements

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position (Unaudited, in thousands except share and per share data)

	January 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash	$13,139	$6,353
Accounts receivable trade, net	51,822	48,706
Inventories	392,634	322,227
Prepaid expenses and other current assets	12,254	10,244
Total current assets	469,849	387,530
Property and equipment, net	324,461	323,530
Operating lease right-of-use assets	17,937	20,376
Intangible assets, net	180,447	184,227
Goodwill	425,209	425,209
Other assets	6,047	6,810
Total assets	$1,423,950	$1,347,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,252	$4,829
Accrued expenses	25,060	38,246
Accrued compensation	9,382	16,460
Deferred revenue	5,211	66
Current maturities of long-term debt	9,721	9,721
Other current liabilities	4,965	5,138
Total current liabilities	68,591	74,460
Revolving line of credit	68,000	13,000
Long-term debt, net of current maturities and debt issuance costs	205,677	210,619
Operating lease liabilities	14,145	16,534
Deferred income taxes	90,216	90,216
Other liabilities	517	445
Total liabilities	447,146	405,274
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 115,409,107 and 115,316,308 issued and outstanding at January 31, 2024 and July 31, 2023, respectively	1,154	1,153
Additional paid-in capital	740,548	737,557
Retained earnings	234,516	203,122
Total The Duckhorn Portfolio, Inc. stockholders’ equity	976,218	941,832
Non-controlling interest	586	576
Total stockholders’ equity	976,804	942,408
Total liabilities and stockholders’ equity	$1,423,950	$1,347,682
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (Unaudited, in thousands except share and per share data)

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Net sales (net of excise taxes of $1,407, $1,469, $2,801 and $3,052, respectively)	$103,045	$103,488	$205,554	$211,659
Cost of sales	44,727	48,302	93,383	101,763
Gross profit	58,318	55,186	112,171	109,896

Selling, general and administrative expenses	29,247	29,579	59,730	55,318
Income from operations	29,071	25,607	52,441	54,578

Interest expense	4,500	2,684	8,504	4,846
Other expense, net	2,696	2,743	883	2,656
Total other expenses, net	7,196	5,427	9,387	7,502
Income before income taxes	21,875	20,180	43,054	47,076
Income tax expense	6,021	5,265	11,650	12,352
Net income	15,854	14,915	31,404	34,724
Net loss (income) attributable to non-controlling interest	3	2	(10)	8
Net income attributable to The Duckhorn Portfolio, Inc.	$15,857	$14,917	$31,394	$34,732

Earnings per share of common stock:
Basic	$0.14	$0.13	$0.27	$0.30
Diluted	$0.14	$0.13	$0.27	$0.30

Weighted average shares of common stock outstanding:
Basic	115,376,711	115,191,575	115,358,242	115,187,868
Diluted	115,415,348	115,327,660	115,593,594	115,424,809

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited, in thousands except share data)

	Three months ended January 31,
	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders’ equity	Non-controlling interest	Total stockholders’ equity
	Shares	Amount
Balances at October 31, 2023	115,367,710	$1,154	$738,365	$218,659	$958,178	$589	$958,767
Net income (loss)	—	—	—	15,857	15,857	(3)	15,854
Issuance of common stock under equity incentive plans	26,992	—	—	—	—	—	—
Equity-based compensation (Note 10)	—	—	2,064	—	2,064	—	2,064
Issuance of employee stock purchase plan	14,405	—	119	—	119	—	119
Balances at January 31, 2024	115,409,107	$1,154	$740,548	$234,516	$976,218	$586	$976,804

Balances at October 31, 2022	115,184,161	$1,152	$732,777	$153,639	$887,568	$582	$888,150
Net income (loss)	—	—	—	14,917	14,917	(2)	14,915
Issuance of common stock under equity incentive plans	22,365	—	—	—	—	—	—
Equity-based compensation (Note 10)	—	—	1,805	—	1,805	—	1,805
Issuance of employee stock purchase plan	12,870	—	181	—	181	—	181
Balances at January 31, 2023	115,219,396	$1,152	$734,763	$168,556	$904,471	$580	$905,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Stockholders' Equity (Unaudited, in thousands except share data)

	Six months ended January 31,
	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders’ equity	Non-controlling interest	Total stockholders’ equity
	Shares	Amount
Balances at July 31, 2023	115,316,308	$1,153	$737,557	$203,122	$941,832	$576	$942,408
Net income	—	—	—	31,394	31,394	10	31,404
Issuance of common stock under equity incentive plans	106,631	1	—	—	1	—	1
Equity-based compensation (Note 10)	—	—	3,214	—	3,214	—	3,214
Shares withheld related to net share settlement	(28,237)	—	(342)	—	(342)	—	(342)
Issuance of employee stock purchase plan	14,405	—	119	—	119	—	119
Balances at January 31, 2024	115,409,107	$1,154	$740,548	$234,516	$976,218	$586	$976,804

Balances at July 31, 2022	115,184,161	$1,152	$731,597	$133,824	$866,573	$588	$867,161
Net income (loss)	—	—	—	34,732	34,732	(8)	34,724
Issuance of common stock under equity incentive plans	22,365	—	—	—	—	—	—
Equity-based compensation (Note 10)	—	—	2,985	—	2,985	—	2,985
Issuance of employee stock purchase plan	12,870	—	181	—	181	—	181
Balances at January 31, 2023	115,219,396	$1,152	$734,763	$168,556	$904,471	$580	$905,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)

	Six months ended January 31,
	2024	2023
Cash flows from operating activities
Net income	$31,404	$34,724
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,037	13,290
(Gain) loss on disposal of assets	(11)	93
Change in fair value of derivatives	1,258	2,061
Amortization of debt issuance costs	388	593
Equity-based compensation	3,214	2,985
Change in operating assets and liabilities:
Accounts receivable trade, net	(3,115)	(11,298)
Inventories	(68,687)	(39,881)
Prepaid expenses and other current assets	(2,080)	26
Other assets	(684)	(555)
Accounts payable	9,390	15,020
Accrued expenses	(10,200)	830
Accrued compensation	(7,078)	(3,669)
Deferred revenue	5,144	3,013
Other current and non-current liabilities	(1,841)	865
Net cash (used in) provided by operating activities	(25,861)	18,097
Cash flows from investing activities
Purchases of property and equipment, net of sales proceeds	(17,130)	(12,388)
Net cash used in investing activities	(17,130)	(12,388)
Cash flows from financing activities
Payments under line of credit	(13,000)	(119,000)
Borrowings under line of credit	68,000	9,000
Issuance of long-term debt	—	225,833
Payments of long-term debt	(5,000)	(115,166)
Taxes paid related to net share settlement of equity awards	(342)	—
Proceeds from employee stock purchase plan	119	181
Payments for debt issuance costs	—	(2,432)
Net cash provided by (used in) financing activities	49,777	(1,584)
Net increase in cash	6,786	4,125
Cash - Beginning of period	6,353	3,167
Cash - End of period	$13,139	$7,292
Supplemental cash flow information
Interest paid, net of amount capitalized	$8,304	$1,649
Income taxes paid	$23,484	$10,621
Non-cash investing activities
Property and equipment additions in accounts payable and accrued expenses	$407	$467
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Description of Business
The Duckhorn Portfolio, Inc. and its subsidiaries (collectively, “the Company,” “Management,” “we,” “us,” “our” and “Duckhorn”), headquartered in St. Helena, California, produce luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
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
Fiscal year
The Company’s fiscal year ends on July 31. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years and the associated periods in those fiscal years. Except as otherwise specified, information in this report is provided as of January 31, 2024.
Secondary Offering
In April 2023, the Company completed a secondary offering where certain existing stockholders sold 6,000,000 shares of common stock at a price of $15.35 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.4 million in the third quarter of Fiscal 2023.
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
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Thus, it represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At January 31, 2024 and July 31, 2023, the Company’s ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Condensed Consolidated Statements of Financial Position were $2.3 million as of January 31, 2024 and July 31, 2023. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for grape sales under current contracts and farming costs.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosures, primarily through enhanced disclosures related to significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and by requiring current annual disclosures to be provided in interim periods. Additionally, it requires public entities with a single reportable segment to provide all the disclosures provided by the standard. ASU 2023-07 will be effective for the Company beginning with the fiscal year ended July 31, 2025, and for interim periods beginning in the fiscal year ended July 31, 2026, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, primarily requiring disaggregated information about a reporting entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for the Company beginning with the fiscal year ended July 31, 2026, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements and related disclosures.
No other new accounting pronouncements issued or effective as of January 31, 2024 have had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements or the related disclosures.

3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Wholesale — Distributors	62.1%	61.3%	69.6%	69.0%
Wholesale — California direct to trade(a)	18.9	19.1	17.2	17.4
DTC(b)	19.0	19.6	13.2	13.6
Net sales(c)	100.0%	100.0%	100.0%	100.0%
_______________________________________________
(a) Includes $0.7 million and $0.6 million of sales related to bulk and grape sales for both the six months ended January 31, 2024 and 2023.
(b) Includes shipping and handling revenue of $1.1 million and $0.9 million for the three months ended January 31, 2024 and 2023, respectively, and $1.2 million and $1.0 million for the six months ended January 31, 2024 and 2023, respectively.
(c) For the three and six months ended January 31, 2024, excludes lease income of $0.9 million and $1.8 million, respectively, from Geyserville winery acquired in June 2023.
Charges, recoveries and reductions related to credit loss on accounts receivable and the related allowance were immaterial for the three and six months ended January 31, 2024 and 2023. As of January 31, 2024 and July 31, 2023, the allowance for credit losses was $0.5 million for both periods.
Contract balances
When the Company receives payment from a customer, prior to meeting the performance obligation under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company’s deferred revenue is primarily comprised of cash collected from wine sold through our DTC channel ahead of the wine shipment date. The Company does not recognize revenue until control of the wine is transferred and the performance obligation is met.
Deferred revenue in the Condensed Consolidated Statements of Financial Position was $5.2 million and $0.1 million at January 31, 2024 and July 31, 2023, respectively. The Company recognized revenue of $11.1 million and $12.1 million during the three months ended January 31, 2024 and 2023, included in the opening contract liability balance for the corresponding period. The Company recognized revenue of $0.1 million and $0.3 million during the six months ended January 31, 2024 and 2023, included in the opening contract liability balance for the corresponding period.
4.    Inventories
Inventories were comprised of the following:

(in thousands)	January 31, 2024	July 31, 2023
Finished goods	$127,287	$145,355
Work in progress	261,446	161,795
Raw materials	3,901	15,077
Inventories	$392,634	$322,227
Inventories are stated at the lower of cost or net realizable value and are primarily measured on a first-in-first-out basis. The Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. The Company’s estimates of net realizable value are based on historical experience as well as Management’s judgments with respect to future market conditions. In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. The inventory reserve was $0.8 million and $0.9 million at January 31, 2024 and July 31, 2023, respectively.
The Company capitalizes into inventories depreciation related to property and equipment used in the production of inventory. For the three months ended January 31, 2024 and 2023, the amount capitalized was $6.2 million and $5.2 million, respectively, and $10.0 million and $8.6 million for the six months ended January 31, 2024 and 2023, respectively. The Company also capitalizes total lease costs related to leases used in the production of inventory. The amount capitalized was $1.1 million for both the three months ended January 31, 2024 and 2023. For the six months ended January 31, 2024 and 2023, the amount capitalized was $2.3 million and $2.2 million, respectively.
5.    Accrued Expenses
Accrued expenses were comprised of the following:

(in thousands)	January 31, 2024	July 31, 2023
Trade spend(a)	$12,587	$12,721
Income taxes payable(b)	—	11,019
Deferred compensation liability(c)	3,451	3,261
Barrel purchases	—	2,589
Accrued professional fees	1,646	599
Bulk wine and other received not invoiced	1,332	529
Accrued invoices and other accrued expenses	6,044	7,528
Accrued expenses	$25,060	$38,246
_______________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives.
(b) Effective March 2023, as revised in October 2023, the IRS postponed certain tax filings and payment deadlines, until November 2023, in areas designated with eligible Federal Emergency Management Agency declarations. During the third fiscal quarter of 2023, the Company deferred federal and state tax payments which were paid in full during the six months ended January 31, 2024.
(c) The Company intends to use the cash surrender value of life insurance policies to partially settle its deferred compensation plan liability. The cash surrender value of the life insurance policies was $3.4 million and $2.7 million at January 31, 2024 and July 31, 2023, respectively, and is included in other assets on the Condensed Consolidated Statements of Financial Position.
6.    Debt
Long-term debt, net of current maturities and debt issuance costs was comprised of the following:

(in thousands)	January 31, 2024	July 31, 2023
Revolving line of credit	$68,000	$13,000
Term loan, first lien	215,832	220,832
Total debt	283,832	233,832
Less: Current maturities of long-term debt	(9,721)	(9,721)
Total long-term debt	274,111	224,111
Debt issuance costs(a)	(434)	(492)
Total long-term debt, net of current maturities and debt issuance costs	$273,677	$223,619
_______________________________________________
(a) Debt issuance costs are the costs associated with the term loan facility. Debt issuance costs of $2.5 million and $2.8 million at January 31, 2024 and July 31, 2023, respectively, associated with the revolving credit and delayed draw term loan facilities are recorded in other assets on the Condensed Consolidated Statements of Financial Position.
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
The Credit Agreement also includes an unused line fee and contains customary representations and warranties and affirmative and negative covenants for agreements of this type. In addition, the Credit Agreement requires compliance with the following financial covenants, in each case commencing from fiscal quarter ending January 31, 2023: (i) a debt to capitalization ratio not to exceed 0.55:1.00, measured at the end of each fiscal quarter and (ii) a fixed charge coverage ratio not to be less than 1.15:1.00, measured at the end of each fiscal quarter. As of January 31, 2024, the Company was in compliance with all covenants.
At January 31, 2024 and July 31, 2023, the Company had unused capacity of $357.0 million and $412.0 million, respectively, under the revolving credit facility, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. There were no amounts outstanding on the delayed draw term loan, letter of credit sub-facility or the swingline sub-facility at January 31, 2024 or July 31, 2023.
7.    Derivative Instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the Company’s financial results.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company’s derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of January 31, 2024 or July 31, 2023. The Company does not enter into derivative instruments for trading or speculative purposes. The Company does not apply hedge accounting treatment to derivative instruments.
On January 4, 2023, the Company entered into an interest rate swap that partially mitigates the risk to the Company due to potential future Term SOFR movements by trading floating rate payments for fixed rate payments on an applicable notional amount of outstanding variable rate debt. Effective September 30, 2022, the Company amended its interest rate swap initially entered into in March 2020, which expired on March 23, 2023, to transition from a London Interbank Offered Rate based floating rate to a Term SOFR based floating rate.

As of January 31, 2024, the Company held the following interest rate swap agreement, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	3.735%	January 4, 2023	November 4, 2027
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	January 31, 2024	July 31, 2023
Interest rate swap contract	$100,000	$100,000
Foreign currency forward contracts	—	5,610
Total derivative instruments not designated as hedging instruments	$100,000	$105,610
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
Results of period derivative activity
The estimated fair value and classification of derivative instruments on the Condensed Consolidated Statements of Financial Position for January 31, 2024 were as follows:

	Derivative Assets		Derivative Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contract	Other assets	$—	Other liabilities	$72
Foreign currency forward contract	Prepaid expenses and other current assets	—	Other current liabilities	—
Total derivatives not designated as hedging instruments		$—		$72
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

The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended January 31,		Six months ended January 31,
(in thousands)	Classification	2024	2023	2024	2023
Interest rate swap contract	Other expense, net	$3,154	$2,518	$1,189	$2,373
Foreign currency forward contracts	Other expense, net	(7)	(89)	69	(312)
Total loss		$3,147	$2,429	$1,258	$2,061
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
The following is a description of the valuation methodologies used for instruments measured at fair value in the Condensed Consolidated Financial Statements, as well as the general classification of such instruments under the valuation hierarchy.
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

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at January 31, 2024, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Deferred compensation plan asset	$—	$3,354	$—
Liabilities:
Deferred compensation liability	$—	$3,451	$—
Interest rate swap contract	$—	$72	$—
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2023, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Deferred compensation plan asset	$—	$2,670	$—
Interest rate swap contract	$—	$1,117	$—
Foreign currency forward contracts	$—	$69	$—
Liabilities:
Deferred compensation liability	$—	$3,261	$—
9.    Commitments and Contingencies
Long-term purchase contracts
The Company has entered into certain grape purchase contracts with various growers to supply a significant portion of its future grape requirements for wine production. Grapes are delivered during the harvest season, a period which generally spans from August to October. The original lengths of the contracts vary from one to 16 years, and prices per ton are either determined at the outset for the contract duration or are negotiated annually. The Company’s grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape quality characteristics. For the 2023 harvest, the Company purchased 32,000 tons of grapes at a total cost of $85.7 million which was recognized into inventory during Fiscal 2024. For the 2022 harvest, the Company purchased 29,000 tons of grapes for a total cost of $71.0 million which was recognized into inventory during Fiscal 2023. The Company also increases the scope of its grape contracts when necessitated by supply needs to meet production levels in future periods.
Purchase commitments
The Company enters into commitments to purchase barrels for each harvest, a significant portion of which are settled in Euros. As of July 31, 2023, the Company had $10.6 million in barrel purchase commitments. During the six months ended January 31, 2024, the Company paid the remaining commitments and liabilities associated with barrel purchases for the 2023 harvest. As of January 31, 2024, the Company does not yet have any commitments for the 2024 harvest. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in other expense, net on the Condensed Consolidated Statements of Operations. See Note 7 (Derivative instruments) for the total notional value and impact on the Condensed Consolidated Financial Statements due to foreign currency forward contracts.
The Company enters into various purchase commitments related to production activities. During the three and six months ended January 31, 2024, the Company entered into an equipment agreement resulting in a purchase commitment of $15.9 million. Under the agreement, the Company is obligated to pay milestone payments as equipment and services are rendered of $2.4 million, $10.4 million and $0.8 million, respectively, for the remainder of fiscal years 2024, 2025 and 2026. Upon execution of the agreement, the Company made a nonrefundable advance payment of $2.4 million, which is included in property and equipment, net, in the Condensed Consolidated Statement of Financial Position.
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
Sonoma-Cutrer Vineyard Agreement and Plan of Merger
On November 16, 2023, the Company, Auguste Merger Sub, Inc., a California corporation and an indirect wholly-owned subsidiary of the Company (“Merger Sub”), Brown-Forman Corporation, a Delaware corporation (“Brown-Forman”), and Sonoma-Cutrer, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Sonoma-Cutrer (the “Merger”) with Sonoma-Cutrer continuing as the surviving entity after the Merger. Sonoma-Cutrer specializes in luxury Chardonnay. Sonoma-Cutrer owns six estate vineyards with approximately 1,100 acres in both the Russian River Valley and Sonoma Coast appellations. It sells its luxury wine across the U.S. in the wholesale channel through distributors and in the DTC channel with retail price points ranging from $20 to $70 per bottle.
At consummation of the Merger, Brown-Forman will receive 31,531,532 shares of the Company’s common stock valued at approximately $350.0 million, based on a per-share value of $11.10 per share, and $50.0 million payable in cash, subject to adjustments set forth in the Merger Agreement, including for cash, working capital, indebtedness and transaction expenses. The cash consideration is expected to be funded through cash on hand and borrowings under the Company’s revolving credit facility. The transaction is expected to close in the spring of 2024, subject to customary closing conditions.
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of January 31, 2024 and July 31, 2023, there were no material contingent obligations requiring accrual or disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of January 31, 2024 and July 31, 2023, no amounts have been accrued related to such indemnification provisions.

10.    Equity-Based Compensation
In March 2021, the Company’s Board of Directors approved the 2021 Equity Incentive Plan (“2021 Equity Plan”), which provides for granting up to 14,003,560 shares of the Company’s common stock. Restricted stock units (“RSUs”) and non-qualified stock options (“stock options”) are granted to certain employees of the Company, advisors and directors (collectively “grants”). The grants are considered equity awards for purposes of calculating compensation expense and are equity-classified in the Condensed Consolidated Statements of Financial Position.
Stock options
Stock option awards are valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant and expense ratably over the vesting period, generally four years. Stock options have a ten-year term.
The following table represents the stock option activity:

	Number of options outstanding	Weighted-average exercise price (per share)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at July 31, 2023	2,321,233	$15.98	8.0	$—
Granted	1,254,867	9.90
Exercised	—	—
Forfeited	(446,042)	15.40
Expired	(385,708)	16.41
Balance at January 31, 2024	2,744,350	$13.23	8.7	$—

Exercisable as of January 31, 2024	567,066	$16.42	7.5	$—
The total unrecognized compensation expense related to the 2021 Plan stock options was $8.5 million as of January 31, 2024, which is expected to be recognized over a weighted-average period of 3.0 years. The weighted-average grant-date fair value of options granted during the six months ended January 31, 2024 was $3.98 per share.
The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted:

	Six months ended January 31,
	2024	2023
Expected term (in years)(a)	6.22	6.23
Expected dividend yield(b)	—%	—%
Risk-free interest rate(c)	4.55%	3.96%
Expected volatility(d)	30.9%	33.9%
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

Restricted stock units
RSUs are valued using the closing market price of our common stock on the date of grant. Expense is recognized ratably over the vesting period, generally four years for RSUs issued to employees and one year for RSUs issued to our independent directors.
The following table represents the RSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2023	562,861	$15.52
Granted	599,423	10.30
Vested	(106,631)	14.90
Forfeited	(149,688)	15.39
Unvested as of January 31, 2024	905,965	$12.16
The total intrinsic value of restricted stock that vested during the six months ended January 31, 2024 was $1.2 million. The total unrecognized compensation expense related to the 2021 Plan RSUs was $8.8 million as of January 31, 2024, which is expected to be recognized over a weighted-average period of 2.6 years.
Compensation expense
During the three months ended January 31, 2024 and 2023, the Company recognized total equity-based compensation expense due to units vesting over their requisite service periods for all plans of $2.1 million and $1.7 million, respectively, and $3.2 million and $3.0 million for the six months ended January 31, 2024 and 2023, respectively. The Company recognizes equity-based compensation in selling, general and administrative expenses, net of actual forfeitures as incurred, in the Condensed Consolidated Statements of Operations, except for amounts capitalized to inventories in the Condensed Consolidated Statements of Financial Position.

11.    Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	Three months ended January 31,		Six months ended January 31,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net income attributable to The Duckhorn Portfolio, Inc.	$15,857	$14,917	$31,394	$34,732

Denominator:
Weighted average number of shares outstanding for basic per share calculation	115,376,711	115,191,575	115,358,242	115,187,868

Effect of dilutive potential shares(a):
Stock options	1,637	—	2,877	—
Restricted stock units	37,000	136,085	232,475	236,941
Adjusted weighted average shares outstanding for diluted per share calculation	115,415,348	115,327,660	115,593,594	115,424,809

Earnings per share attributable to The Duckhorn Portfolio, Inc.:
Basic	$0.14	$0.13	$0.27	$0.30
Diluted	$0.14	$0.13	$0.27	$0.30
_______________________________________________
(a) Calculated using the treasury stock method.
For the three months ended January 31, 2024 and 2023, there were 1.9 million and 0.6 million incremental common shares issuable upon the exercise of certain stock options, respectively, and for the six months ended January 31, 2024 and 2023, there were 1.4 million and 0.5 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted earnings per share because the effect of their inclusion would have been antidilutive under the treasury stock method. For the three and six months ended January 31, 2024, there were 0.1 million incremental common shares issuable upon vesting of certain RSUs, respectively, that were not included in the calculation of diluted earning per share because the effect of their inclusion would have been antidilutive. Refer to Note 10 (Equity-based compensation) for the terms of the awards.
12.    Income Taxes
Income tax expense was $6.0 million and $5.3 million, with an effective tax rate of 27.5% and 26.1% for the three months ended January 31, 2024 and 2023, respectively, and $11.7 million and $12.4 million, with an effective tax rate of 27.1% and 26.2% for the six months ended January 31, 2024 and 2023, respectively. The effective tax rates for both periods presented were higher than the federal statutory rate of 21% primarily due to the impact of state income taxes and discrete tax adjustments related to the expiration of non-qualified stock options and vested restricted stock units shortfalls.

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
Introduction
Management's Discussion & Analysis is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and related notes to help provide an understanding of our results of business, results of operations and financial condition.
Management's Discussion & Analysis is organized as follows:
•Overview. This section provides a general description of our business and industry trends, and a discussion of our key metrics for the three and six months ended January 31, 2024. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations. This section provides a discussion of our components of results of operations and an analysis of our results of operations for the three and six months ended January 31, 2024 as compared to the three and six months ended January 31, 2023.
•Non-GAAP financial measures and adjusted EBITDA reconciliation. This section provides a reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net income attributable to The Duckhorn Portfolio, Inc., the most directly comparable measure prepared in accordance with U.S. GAAP for the three and six months ended January 31, 2024 as compared to the three and six months ended January 31, 2023.
•Liquidity and capital resources. This section provides a discussion of our financial condition and liquidity as of January 31, 2024, which includes (i) a discussion of our sources of liquidity (ii) a discussion of our material cash requirements as of January 31, 2024; (iii) an analysis of changes in our cash flows for the six months ended January 31, 2024 as compared to the six months ended January 31, 2023; (iv) a discussion of our capital resources, including the availability under our credit facilities, our outstanding debt, covenant compliance and off-balance sheet arrangements as of January 31, 2024.
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

Overview
The Duckhorn Portfolio is the premier scaled pure-play producer of luxury wines sold for $15 or higher in North America. We offer a curated and comprehensive portfolio of luxury wines with suggested retail prices ranging from $20 to $230 per bottle. Our wines are available in all 50 states, the District of Columbia and over 50 countries under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark. The U.S. is the primary market for our wines.
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
The following factors and trends in our business are expected to be key drivers of our net sales growth for the foreseeable future:
•Leverage our sales and marketing strength to gain market share. Leverage sales and marketing strengths to increase brand awareness, grow sales of our winery brands to our existing consumer base as well as a new generation of consumers and gain market share in a consolidating marketplace.
•Insightful and targeted portfolio evolution. Launch winery brand extensions and continue evolving and strategically broadening our portfolio. For example, in January 2024, the Company announced the launch of Decoy Featherweight Sauvignon Blanc, which has 80 calories per five-ounce serving and an alcohol content of 9%, establishing a new presence in the lower-in-calorie/lower-in-alcohol wine category.
•Expand and accelerate wholesale channel distribution. Capture distribution growth opportunities and accelerate sales to existing distributors, expand our geographical reach within the U.S. and retail accounts in California.
•Continue to invest in DTC capabilities. Engage with our consumers, create brand evangelists and drive adoption across our portfolio through brand-specific tasting rooms, multiple wine clubs and our multi-winery e-commerce website, all of which enable us to cross-sell wines within our portfolio.
•Evaluate strategic acquisitions opportunistically. Disciplined evaluation of strategic acquisitions when opportunities arise to create stockholder value. In Fiscal 2023, we purchased a state-of-the-art winemaking facility in Alexander Valley, California, which is nearly double the size of the Company’s previously largest production facility, and includes seven acres of planted Cabernet Sauvignon for approximately $54.6 million. In November 2023, we entered into a merger agreement with Sonoma-Cutrer as discussed below, see “—Key factors affecting our performance — Recent developments”. Sonoma-Cutrer is well-known for its luxury Chardonnay brand, with six estate vineyards spanning approximately 1,100 acres in both the Russian River Valley and Sonoma Coast appellations.

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

	Three months ended January 31,		Six months ended January 31,
(in thousands)	2024	2023	2024	2023
Net sales	$103,045	$103,488	$205,554	$211,659
Gross profit	$58,318	$55,186	$112,171	$109,896
Net income attributable to The Duckhorn Portfolio, Inc.	$15,857	$14,917	$31,394	$34,732
Adjusted EBITDA	$42,735	$38,813	$77,448	$74,478
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization, purchase accounting adjustments, transaction expenses, changes in the fair value of derivatives, equity-based compensation, net lease income and debt refinancing costs. Adjusted EBITDA is a key performance measure we use in evaluating our operational results. We believe adjusted EBITDA is a helpful measure to provide investors an understanding of how management regularly monitors our core operating performance, as well as how management makes operational and strategic decisions in allocating resources. We believe adjusted EBITDA also provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparison of operations, as it eliminates the effects of certain variations unrelated to our overall performance. See “—Non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information.
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

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Wholesale — Distributors	62.1%	61.3%	69.6%	69.0%
Wholesale — California direct to trade	18.9	19.1	17.2	17.4
DTC	19.0	19.6	13.2	13.6
Net sales	100.0%	100.0%	100.0%	100.0%
The composition of our net sales, expressed in percentages by channel for the three and six months ended January 31, 2024 saw relative consistency by channel over the prior year period. In our wholesale business, volume contributions decreased related to a slight depletions decline partially offset by an increase in trade accounts and points of distribution during the three and six months ended January 31, 2024 compared to the prior period. During the three and six months ended January 31, 2024, DTC experienced reductions in net sales as membership offerings remained below pandemic highs. For discussion of intra-period seasonality, see “—Key factors affecting our performance—Seasonality”.
Net sales growth contribution
Net sales growth is defined as the percentage increase of net sales in the period compared to the prior year period. Contribution to net sales growth is calculated based on the portion of changes in net sales for a given period that is driven by two factors: changes in sales volume and changes in sales price and mix. Volume contribution presents the percentage change in cases sold in the current year period compared to the prior year period. Price / mix contribution presents net sales growth less volume contribution and reflects that, in addition to changes in sales volume, changes in net sales are primarily attributable to changes in sales price and mix.

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Net sales (decline) growth	(0.4)%	4.8%	(2.9)%	4.3%
Volume contribution	(2.7)%	(0.4)%	(3.1)%	4.5%
Price / mix contribution	2.3%	5.2%	0.2%	(0.2)%
For the three and six months ended January 31, 2024, the negative volume contribution was driven by volume declines in all channels due to tighter inventory control across the supply chain. These declines were partially offset by trade account growth, with off-premise outpacing on-premise performance for the three and six months ended January 31, 2024 compared to the prior period. Price / mix contribution for the three and six months ended January 31, 2024 benefited from lower discounts in our wholesale channels.
Price / mix contribution for the three months ended January 31, 2023 was bolstered by a DTC offering shift into the second quarter of Fiscal 2023 compared to the prior period, as well as pricing increases in our wholesale channel that supported net sales growth for the quarter versus the prior year period. For the six months ended January 31, 2023, a relatively neutral price / mix contribution was impacted by the outsized volume growth of the wholesale channel and flat DTC channel performance, while benefiting from pricing increases that supported net sales growth. Trade account growth was a primary driver of increased volume for the six months ended January 31, 2023. Wholesale performance was largely balanced in the channels, with on-premise slightly outpacing off-premise growth.

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
Wholesale channel sales made on credit terms generally require payment within 30-90 days of delivery. In periods where the net sales channel mix reflects a greater concentration of wholesale sales (which typically occurs in our first and second fiscal quarters), we typically experience an increase in accounts receivable for the period to reflect the change in sales mix, with payment collections in the subsequent period generally reducing accounts receivable and having a positive impact on cash flows in such subsequent period.
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
Inventory lifecycle
Grape growing on our Estate properties
Approximately 10% of the grapes are sourced from our Estate properties. Once a vineyard reaches consistent yield levels, approximately three to five years after planting, it will generally produce a relatively consistent amount of fruit for approximately 15 to 25 years, at which time blocks of the vineyard will gradually be replanted in stages after a period of lying fallow. The length of time between initial investment and ultimate sale of our Estate wines, coupled with the ongoing investment required to produce quality wine, is not typical of most agricultural industries.
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
Recent developments
Acquisition of Geyserville Winery
On June 22, 2023, we acquired a production winery and seven acres of planted Cabernet Sauvignon in Alexander Valley, Sonoma County, California. With this purchase, we expect to expand our processing, storing and bottling capabilities to reduce our reliance on custom crush facilities, and gain better visibility to our cost of goods. The purchase price of the transaction was $54.6 million and was funded with $15.0 million from the Credit Facility and available cash. We completed full occupancy of the Geyserville winery on March 1, 2024.
Merger Agreement - Sonoma-Cutrer
On November 16, 2023, the Company entered into an Agreement and Plan of Merger to acquire Sonoma-Cutrer, a wholly-owned subsidiary of Brown-Forman. Sonoma-Cutrer is well-known for its luxury Chardonnay brand and owns six estate vineyards with approximately 1,100 acres in both the Russian River Valley and Sonoma Coast appellations. It sells its luxury wine across the U.S. in the wholesale channel through distributors and in the DTC channel with retail price points ranging from $20 to $70 per bottle.

At consummation of the Merger, Brown-Forman will receive 31,531,532 shares of the Company’s common stock valued at approximately $350.0 million, based on a per-share value of $11.10 per share, and $50.0 million payable in cash, subject to adjustments set forth in the Merger Agreement, including for cash, working capital, indebtedness and transaction expenses. The cash consideration is expected to be funded through cash on hand and borrowings under the Company’s revolving credit facility. The transaction is expected to close in the spring of 2024, subject to customary closing conditions and the required period having elapsed since the mailing to the Company’s stockholders of a definitive information statement with respect to approval by the Company’s stockholders of the transactions contemplated by the Merger Agreement.
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
Total other expenses, net
Other expense, net consist primarily of interest expense we incur on balances outstanding under the terms of our Credit Facility, amortization related to debt issuance costs and realized and unrealized gains or losses on our derivative instruments.
Income tax expense
Income tax expense consists of federal and state taxes payable to various federal, state and local tax authorities.

Results of operations
The following table sets forth our results of operations for the periods presented and expresses the relationship of each line item shown as a percentage of net sales for the periods indicated. The table below should be read in conjunction with the corresponding discussion, our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2023, our unaudited Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q:

	Three months ended January 31,				Six months ended January 31,
(in thousands)	2024		2023		2024		2023
Net sales	$103,045	100.0%	$103,488	100.0%	$205,554	100.0%	$211,659	100.0%
Cost of sales	44,727	43.4	48,302	46.7	93,383	45.4	101,763	48.1
Gross profit	58,318	56.6	55,186	53.3	112,171	54.6	109,896	51.9
Selling, general and administrative expenses	29,247	28.4	29,579	28.6	59,730	29.1	55,318	26.1
Income from operations	29,071	28.2	25,607	24.7	52,441	25.5	54,578	25.8
Interest expense	4,500	4.4	2,684	2.6	8,504	4.2	4,846	2.3
Other expense, net	2,696	2.6	2,743	2.6	883	0.4	2,656	1.3
Total other expenses, net	7,196	7.0	5,427	5.2	9,387	4.6	7,502	3.5
Income before income taxes	21,875	21.2	20,180	19.5	43,054	20.9	47,076	22.2
Income tax expense	6,021	5.8	5,265	5.1	11,650	5.7	12,352	5.8
Net income	15,854	15.4	14,915	14.4	31,404	15.3	34,724	16.4
Net loss (income) attributable to non-controlling interest	3	—	2	—	(10)	—	8	—
Net income attributable to The Duckhorn Portfolio, Inc.	$15,857	15.4%	$14,917	14.4%	$31,394	15.3%	$34,732	16.4%

Net sales
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Net sales	$103,045	$103,488	$(443)	(0.4)%	$205,554	$211,659	$(6,105)	(2.9)%
Net sales for the three months ended January 31, 2024 decreased $0.4 million, or 0.4%, to $103.0 million compared to $103.5 million for the three months ended January 31, 2023. The decrease for the three months ended January 31, 2024 is mainly attributable to negative volume contributions in all sales channels, mostly offset by a positive price / mix contribution due to lower discounts in our wholesale channel.
Net sales for the six months ended January 31, 2024 decreased $6.1 million, or 2.9%, to $205.6 million compared to $211.7 million for the six months ended January 31, 2023. The decrease in net sales for the six months ended January 31, 2024 is primarily driven by negative volume contribution, partially offset by positive price / mix contribution due to lower discounts.
Additionally, net sales included lease income of $0.9 million and $1.8 million for the three and six months ended January 31, 2024, respectively, related to the Geyserville winery.
For further discussion of changes in sales volume and changes in sales price and mix, see “—Net sales growth contribution”.

Cost of sales
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of sales	$44,727	$48,302	$(3,575)	(7.4)%	$93,383	$101,763	$(8,380)	(8.2)%
Cost of sales decreased by $3.6 million, or 7.4%, to $44.7 million for the three months ended January 31, 2024 compared to $48.3 million for the three months ended January 31, 2023. Cost of sales decreased by $8.4 million, or 8.2%, to $93.4 million for the six months ended January 31, 2024 compared to $101.8 million for the six months ended January 31, 2023. The decreases in cost of sales for the three and six months ended January 31, 2024, were primarily due to lower sales volume contributions in all sales channels that correspondingly decreased cost of sales. We continued to manage our cost of sales through our diversified supply planning strategy.

Gross profit
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Gross profit	$58,318	$55,186	$3,132	5.7%	112,171	$109,896	$2,275	2.1%
Gross profit margin	56.6%	53.3%			54.6%	51.9%
Gross profit increased $3.1 million, or 5.7%, to $58.3 million for the three months ended January 31, 2024 compared to $55.2 million for the three months ended January 31, 2023. Gross profit margin was 56.6% for the three months ended January 31, 2024 compared to 53.3% for the three months ended January 31, 2023. Gross profit increased $2.3 million, or 2.1%, to $112.2 million for the six months ended January 31, 2024 compared to $109.9 million for the six months ended January 31, 2023. Gross profit margin was 54.6% for the six months ended January 31, 2024 compared to 51.9% for the six months ended January 31, 2023. The increases in gross profit and gross profit margin for the three and six months ended January 31, 2024 were the result of lower discounts.

Selling, general and administrative expenses
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Selling expenses	$12,977	$12,355	$622	5.0%	$26,210	$25,882	$328	1.3%
Marketing expenses	2,602	2,601	1	—	4,813	4,891	(78)	(1.6)
General and administrative expenses	13,668	14,623	(955)	(6.5)	28,707	24,545	4,162	17.0
Total selling, general and administrative expenses	$29,247	$29,579	$(332)	(1.1)%	$59,730	$55,318	$4,412	8.0%
Selling, general and administrative expenses decreased $0.3 million, or 1.1%, to $29.2 million for the three months ended January 31, 2024, compared to $29.6 million for the three months ended January 31, 2023. Total selling, general and administrative expenses as a percentage of net sales decreased to 28.4% in the three months ended January 31, 2024 compared to 28.6% in the three months ended January 31, 2023. The decreases in general and administrative expenses for the three months ended January 31, 2024 versus the prior year period were largely attributable to lower transaction costs in the three months ended January 31, 2024, compared to the prior period. For the three months ended January 31, 2024, these decreases were partially offset by higher depreciation expense related to the asset acquisition of the Geyserville winery in Fiscal 2023 and higher compensation costs compared to the prior period.

Selling, general and administrative expenses increased $4.4 million, or 8.0%, to $59.7 million for the six months ended January 31, 2024, compared to $55.3 million for the six months ended January 31, 2023. The increases in selling, general and administrative expenses for the six months ended January 31, 2024 were largely attributable to higher transaction costs mainly related to our pending acquisition of Sonoma-Cutrer and higher depreciation expense related to the asset acquisition of the Geyserville winery in Fiscal 2023. See “—Non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information on transaction expenses reflected in operating expenses during the period.

Total other expenses, net
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Interest expense	$4,500	$2,684	$1,816	67.7%	$8,504	$4,846	$3,658	75.5%
Other expense, net	2,696	2,743	(47)	1.7%	883	2,656	(1,773)	(66.8)%
Total other expenses, net	$7,196	$5,427	$1,769	32.6%	$9,387	$7,502	$1,885	25.1%
Total other expenses, net increased by $1.8 million, to $7.2 million for the three months ended January 31, 2024, compared to $5.4 million for the three months ended January 31, 2023. The increase in total other expenses, net, for the three months ended January 31, 2024 compared to the prior year period was driven by higher interest expense as a result of unfavorable interest rate movements on our variable-rate debt and higher average outstanding debt balances compared to the prior year period.
Total other expenses, net increased by $1.9 million to $9.4 million for the six months ended January 31, 2024 compared to $7.5 million for the six months ended January 31, 2023. The increase in interest expense for the six months ended January 31, 2024 compared to the prior year period was driven by unfavorable interest rate movements on our variable-rate debt and higher average outstanding debt balances compared to the prior year period. The decrease in other expenses, net for the six months ended January 31, 2024 compared to the prior year period was driven by lower unfavorable fair value adjustments on our interest rate swaps, compared to the six months ended January 31, 2023.
For the three and six months ended January 31, 2023, other expenses, net, included debt issuance costs incurred in connection with the refinancing of our Credit Facility.

Income tax expense
	Three months ended January 31,		Change		Six months ended January 31,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Income tax expense	$6,021	$5,265	$756	14.4%	$11,650	$12,352	$(702)	(5.7)%
Income tax expense increased 14.4%, or $0.7 million, to $6.0 million for the three months ended January 31, 2024 compared to $5.3 million for the three months ended January 31, 2023. The increase in income tax expense for the three months ended January 31, 2024 is primarily due to discrete tax adjustments related to the expiration of non-qualified stock options and vested restricted stock units shortfalls and an increase in income before taxes. For the three months ended January 31, 2024 and 2023, the effective tax rates were 27.5% and 26.1%, respectively, mainly reflecting the federal tax rate, state taxes and certain discrete items as previously mentioned.
Income tax expense decreased 5.7%, or $0.7 million, to $11.7 million for the six months ended January 31, 2024 compared to $12.4 million for the six months ended January 31, 2023. The decrease in income tax expense for the six months ended January 31, 2024 is primarily due to a decrease in income before taxes, partially offset by the impact of discrete tax adjustments related to the expiration of non-qualified stock options and vested restricted stock units shortfalls. For the six months ended January 31, 2024 and 2023, the effective tax rates were 27.1% and 26.2%, respectively, mainly reflecting the federal tax rate, state taxes and certain discrete items as previously mentioned.

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

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc. the most directly comparable measure prepared in accordance with U.S. GAAP:

	Three months ended January 31,		Six months ended January 31,
(in thousands)	2024	2023	2024	2023
Net income attributable to The Duckhorn Portfolio, Inc.	$15,857	$14,917	$31,394	$34,732
Interest expense	4,500	2,684	8,504	4,846
Income tax expense	6,021	5,265	11,650	12,352
Depreciation and amortization expense(a)	9,708	7,533	17,037	13,290
EBITDA	36,086	30,399	68,585	65,220
Purchase accounting adjustments(a)	23	65	48	107
Transaction expenses(b)	1,759	3,596	4,995	3,653
Change in fair value of derivatives(c)	3,147	2,429	1,258	2,061
Equity-based compensation(d)	1,781	1,564	2,833	2,572
Debt refinancing costs	—	760	—	865
Lease income, net(e)	(61)	—	(271)	—
Adjusted EBITDA	$42,735	$38,813	$77,448	$74,478
_______________________________________________
(a) Purchase accounting adjustments relate to the impacts of business combination accounting for our historical acquisition by TSG, and certain other transactions consummated prior to Fiscal 2021, which resulted in fair value adjustments to inventory and long-lived assets. Purchase accounting adjustments in depreciation and amortization expense include amortization of intangible assets of $1.9 million for the three months ended January 31, 2024 and 2023, and $3.8 million for the six months ended January 31, 2024 and 2023.
(b) Transaction expenses include legal services, professional fees and other due diligence expenses for both periods presented. These expenses are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
(c) Represents non-cash adjustments to changes in the fair value of derivatives, which are reflected in other expense, net on the Condensed Consolidated Statement of Operations.
(d) Represents non-cash charges related to equity-based compensation, which are reflected in selling, general and administrative expenses and cost of sales on the Condensed Consolidated Statement of Operations.
(e) Reflects lease income, net related to an operating lease in which we are the lessor of Geyserville winery acquired in Fiscal 2023, reflected in net sales and selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The lease term expired February 2024. Lease income, net includes net sales of $0.9 million and $1.8 million for the three and six months ended January 31, 2024, and selling, general and administrative expenses of $0.9 million and $1.6 million for the three and six months ended January 31, 2024.

Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of January 31, 2024, we had $13.1 million in cash and $357.0 million in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility.
Due to the seasonal nature of our operations, our cash needs are generally greatest during harvest, a period which generally spans from August to October, based on agricultural conditions and other factors outside our control. We believe that our expected operating cash flows, cash on hand and borrowing capacity on our revolving line of credit, will be adequate to meet our cash needs for the next 12 months. However, changes in our business growth plan, planned capital expenditures or responses to an ever-changing and highly competitive industry landscape may result in changes to our cash requirements.
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
For the 2023 harvest, we contracted for grapes at a total cost of approximately $85.7 million in Fiscal 2024. Additionally, we have purchase obligations for inventory and various contracts with third parties for custom crush, storage, glass, bottling services and equipment. See Note 9 (Commitments and contingencies) to our Condensed Consolidated Financial Statements for further information on other commitments.
As of January 31, 2024, we have approximately $29.1 million in scheduled principal payments and related interest payments due over the next 12 months and approximately $311.7 million of principal payments and related interest payments due thereafter until our Credit Facility matures on November 4, 2027. The calculated interest payment amounts use actual rates available as of January 2024 and assume these rates for all future interest payments on the outstanding Credit Facility, exclusive of any future impact from our interest rate swap agreement. See Note 6 (Debt) to our Condensed Consolidated Financial Statements, where our Credit Facility is described in greater detail. Our future minimum operating lease payments due within the next 12 months total approximately $4.3 million with $16.5 million due in the following years.
If our cash needs change in the future, we may seek alternative or incremental funding sources to respond to changes in our business. To the extent required, we may seek to fund additional liquidity through debt or equity financing, although we can provide no assurance that such forms of capital will be available when needed, if at all, or available on terms that are acceptable.

Cash flows
The following table presents the major components of net cash flows.

	Six months ended January 31,
(in thousands)	2024	2023
Cash flows provided by (used in):
Operating activities	$(25,861)	$18,097
Investing activities	(17,130)	(12,388)
Financing activities	49,777	(1,584)
Net increase in cash	$6,786	$4,125
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
For the six months ended January 31, 2024, net cash used in operating activities was $25.9 million compared to net cash provided by operating activities of $18.1 million for the six months ended January 31, 2023, a decrease of $44.0 million. The changes in cash provided by operating activities were primarily driven by the following factors:
•Changes in accounts payable and accrued expenses decreased operating cash flows by $20.1 million due primarily to timing of income taxes and invoice accruals and payments;
•Increases in inventory for the six months ended January 31, 2024 primarily related to increases in grape and bulk wine purchases related to our Fiscal 2024 harvest resulted in a decrease to operating cash flow of $28.8 million; and
•Changes in accounts receivable were due to normal seasonal timing impacts in net sales related to our wholesale sales channel, generally subject to credit terms, which resulted in an $8.2 million increase in operating cash flow.
Investing activities
For the six months ended January 31, 2024, net cash used in investing activities related to capital expenditures of $17.1 million compared to $12.4 million for the six months ended January 31, 2023, which included barrel purchases of approximately $10.7 million and $8.8 million, respectively. Additionally, the Company made a nonrefundable advance payment of $2.4 million related to a planned capital project at the Geyserville winery. From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions and other capital improvements to support our growth. Any such transactions may require additional investments and capital expenditures in the future.
Financing activities
For the six months ended January 31, 2024, net cash provided by financing activities was $49.8 million as compared to cash used in financing activities of $1.6 million for the six months ended January 31, 2023. For the six months ended January 31, 2024, net cash provided by financing activities primarily resulted from borrowings under our line of credit of $68.0 million, partially offset by the payments under our line of credit of $13.0 million and payments of long-term debt of $5.0 million. For the six months ended January 31, 2023, net cash used in financing activities primarily resulted from the refinancing of our Credit Facility, and included the issuance of new long-term debt of $225.8 million and borrowings under our line of credit of $9.0 million, partially offset by the payments under our line of credit of $119.0 million, payments of long-term debt of $115.2 million and payments of debt issuance costs of $2.4 million.

Capital resources
As of January 31, 2024, the Company had unused capacity of $357.0 million under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. As of January 31, 2024, the Company had outstanding draws of $68.0 million on the revolving line of credit. There were no outstanding draws on the delayed draw term loan. The outstanding principal balance was $215.8 million for the term loan as of January 31, 2024. The maturity date for loans borrowed under the Credit Agreement is November 4, 2027.
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
Term Loans — The term loan facility provided an aggregate principal amount equal to $225.8 million, with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The term loan has an interest rate of Term SOFR plus a 10 to 15 basis points credit spread adjustment and a 1.625% loan margin.
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
The Credit Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of January 31, 2024, we are in compliance with all covenants.
Off-balance sheet arrangements
As of January 31, 2024, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
There have been no material changes in our critical accounting policies during the six months ended January 31, 2024, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for Fiscal 2023.
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
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon a Term SOFR based rate plus applicable margins or predetermined alternative rates, as applicable, pursuant to the terms of our Credit Facility. As of January 31, 2024, our outstanding borrowings at variable interest rates totaled $283.8 million. A hypothetical increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.8 million increase in interest expense on an annualized basis and could impact our results of operation and financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in January 2023. See Note 7 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information on our interest rate swap agreement.
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
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of January 31, 2024.
Commodity prices
The primary commodity in our product is grapes, and generally, 10% of the grapes are sourced from our Estate properties. For purchased grapes and bulk wine, prices are subject to many factors beyond our control, such as the yields of various grape varieties in different geographies, the annual demand for these grapes and the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence. Our grape and bulk wine supply mix varies from year to year between pre-contracted purchase commitments and spot purchases; the variation from year to year is based on market conditions and sales demands. We do not engage in commodity hedging on our forecasted purchases of grapes and bulk wine. We continue to diversify our sources of supply and look to changes annually to our product lines to optimize the grapes available each harvest year.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended January 31, 2024.

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
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in any of the risk factors described in our Annual Report on Form 10-K for Fiscal 2023, except as discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2023, as filed with the SEC on December 6, 2023.
Item 5. Other Information
Rule 10b5-1 trading plans
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. None of the Company’s directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three month period ended January 31, 2024.

Item 6. Exhibits

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
2.1	Agreement and Plan of Merger, dated as of November 16, 2023, by and among the Company, Merger Sub, Brown-Forman and Sonoma-Cutrer	8-K	November 16, 2023	2.1	001-40240
3.1	Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	10-Q	June 8, 2023	3.1	001-40240
3.2	Amended and Restated Bylaws of The Duckhorn Portfolio, Inc.	8-K	March 22, 2021	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 10, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Amended and Restated Stockholders Agreement, dated as of November 16, 2023, by and among the Company, Mallard and Brown-Forman	8-K	November 16, 2023	10.1	001-40240
10.2	Amended and Restated Registration Rights Agreement, dated as of November 16, 2023, by and among the Company, Mallard and Brown-Forman	8-K	November 16, 2023	10.2	001-40240
10.3	Amended & Restated Employment Agreement entered into by and among Duckhorn Wine Company, The Duckhorn Portfolio, Inc and Jennifer Fall Jung, dated January 12, 2024	8-K	January 12, 2024	10.1	001-40240
10.4	Second Amended & Restated Employment Agreement entered into by and among Duckhorn Wine Company, The Duckhorn Portfolio, Inc and Sean Sullivan, dated January 12, 2024	8-K	January 12, 2024	10.2	001-40240
10.5	Second Amended & Restated Employment Agreement entered into by and among Duckhorn Wine Company, The Duckhorn Portfolio, Inc and Pete Przybylinski, dated January 12, 2024	8-K	January 12, 2024	10.3	001-40240
10.6	Second Amended & Restated Employment Agreement entered into by and among Duckhorn Wine Company, The Duckhorn Portfolio, Inc and Zach Rasmuson, dated January 12, 2024	8-K	January 12, 2024	10.4	001-40240
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: March 7, 2024	By:	/s/ Deirdre Mahlan
Deirdre Mahlan
Interim President, Chief Executive Officer and Chairperson
(Principal Executive Officer)

Date: March 7, 2024	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)