Form 10-Q
period 2024-04-30
Duckhorn Portfolio, Inc.
filed 2024-06-06
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The registrant had outstanding 147,052,392 shares of common stock, $0.01 par value per share, as of May 30, 2024.

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
•    risks associated with our acquisition of Sonoma-Cutrer Vineyards, Inc., a California corporation (“Sonoma-Cutrer”);
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
•    our largest shareholders’ significant influence over us;
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

PART I
Item 1. Financial Statements

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position (Unaudited, in thousands except share and per share data)

	April 30, 2024	July 31, 2023
ASSETS
Current assets:
Cash	$15,735	$6,353
Accounts receivable trade, net	44,893	48,706
Inventories	454,921	322,227
Prepaid expenses and other current assets	6,445	10,244
Total current assets	521,994	387,530
Property and equipment, net	565,806	323,530
Operating lease right-of-use assets	17,189	20,376
Intangible assets, net	195,557	184,227
Goodwill	483,818	425,209
Other assets	9,100	6,810
Total assets	$1,793,464	$1,347,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,344	$4,829
Accrued expenses	30,915	38,246
Accrued compensation	10,802	16,460
Current maturities of long-term debt	9,721	9,721
Due to related party (Note 13)	1,730	—
Other current liabilities	5,990	5,204
Total current liabilities	64,502	74,460
Revolving line of credit	102,000	13,000
Long-term debt, net of current maturities and debt issuance costs	203,206	210,619
Operating lease liabilities	13,398	16,534
Deferred income taxes	151,175	90,216
Other liabilities	647	445
Total liabilities	534,928	405,274
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 147,048,822 and 115,316,308 issued and outstanding at April 30, 2024 and July 31, 2023, respectively	1,470	1,153
Additional paid-in capital	1,008,643	737,557
Retained earnings	247,839	203,122
Total The Duckhorn Portfolio, Inc. stockholders’ equity	1,257,952	941,832
Non-controlling interest	584	576
Total stockholders’ equity	1,258,536	942,408
Total liabilities and stockholders’ equity	$1,793,464	$1,347,682
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (Unaudited, in thousands except share and per share data)

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Net sales (net of excise taxes of $1,114, $1,126, $3,915 and $4,179, respectively)	$92,532	$91,242	$298,086	$302,901
Cost of sales	41,089	40,731	134,472	142,494
Gross profit	51,443	50,511	163,614	160,407

Selling, general and administrative expenses	29,739	23,989	89,469	79,307
Income from operations	21,704	26,522	74,145	81,100

Interest expense	4,531	2,993	13,035	7,839
Other (income) expense, net	(3,054)	729	(2,171)	3,385
Total other expenses, net	1,477	3,722	10,864	11,224
Income before income taxes	20,227	22,800	63,281	69,876
Income tax expense	6,906	6,006	18,556	18,358
Net income	13,321	16,794	44,725	51,518
Net loss (income) attributable to non-controlling interest	2	3	(8)	11
Net income attributable to The Duckhorn Portfolio, Inc.	$13,323	$16,797	$44,717	$51,529

Earnings per share of common stock:
Basic	$0.12	$0.15	$0.39	$0.45
Diluted	$0.12	$0.15	$0.39	$0.45

Weighted average shares of common stock outstanding:
Basic	115,804,326	115,255,671	115,504,766	115,209,972
Diluted	115,834,119	115,367,455	115,627,182	115,425,034

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Stockholders’ Equity (Unaudited, in thousands except share data)

	Three months ended April 30,
	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders’ equity	Non-controlling interest	Total stockholders’ equity
	Shares	Amount
Balances at January 31, 2024	115,409,107	$1,154	$740,548	$234,516	$976,218	$586	$976,804
Net income (loss)	—	—	—	13,323	13,323	(2)	13,321
Shares issued at acquisition, net of issuance costs	31,531,532	315	266,639	—	266,954	—	266,954
Issuance of common stock under equity incentive plans	140,025	1	(1)	—	—	—	—
Equity-based compensation (Note 14)	—	—	1,746	—	1,746	—	1,746
Shares withheld related to net share settlement	(31,842)	—	(289)	—	(289)	—	(289)
Balances at April 30, 2024	147,048,822	$1,470	$1,008,643	$247,839	$1,257,952	$584	$1,258,536

Balances at January 31, 2023	115,219,396	$1,152	$734,763	$168,556	$904,471	$580	$905,051
Net income (loss)	—	—	—	16,797	16,797	(3)	16,794
Issuance of common stock under equity incentive plans	116,474	1	—	—	1	—	1
Equity-based compensation (Note 14)	—	—	1,756	—	1,756	—	1,756
Shares withheld related to net share settlement	(42,090)	—	(648)	—	(648)	—	(648)
Balances at April 30, 2023	115,293,780	$1,153	$735,871	$185,353	$922,377	$577	$922,954

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Stockholders’ Equity (Unaudited, in thousands except share data)

	Nine months ended April 30,
	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders’ equity	Non-controlling interest	Total stockholders’ equity
	Shares	Amount
Balances at July 31, 2023	115,316,308	$1,153	$737,557	$203,122	$941,832	$576	$942,408
Net income	—	—	—	44,717	44,717	8	44,725
Shares issued at acquisition, net of issuance costs	31,531,532	315	266,639	—	266,954	—	266,954
Issuance of common stock under equity incentive plans	246,656	2	(2)	—	—	—	—
Equity-based compensation (Note 14)	—	—	4,960	—	4,960	—	4,960
Shares withheld related to net share settlement	(60,079)	—	(630)	—	(630)	—	(630)
Issuance of employee stock purchase plan	14,405	—	119	—	119	—	119
Balances at April 30, 2024	147,048,822	$1,470	$1,008,643	$247,839	$1,257,952	$584	$1,258,536

Balances at July 31, 2022	115,184,161	$1,152	$731,597	$133,824	$866,573	$588	$867,161
Net income (loss)	—	—	—	51,529	51,529	(11)	51,518
Issuance of common stock under equity incentive plans	138,839	1	—	—	1	—	1
Equity-based compensation (Note 14)	—	—	4,741	—	4,741	—	4,741
Shares withheld related to net share settlement	(42,090)	—	(648)	—	(648)	—	(648)
Issuance of employee stock purchase plan	12,870	—	181	—	181	—	181
Balances at April 30, 2023	115,293,780	$1,153	$735,871	$185,353	$922,377	$577	$922,954

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)

	Nine months ended April 30,
	2024	2023
Cash flows from operating activities
Net income	$44,725	$51,518
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	26,698	20,528
(Gain) loss on disposal of assets	(19)	75
Change in fair value of derivatives	(1,717)	2,943
Amortization of debt issuance costs	582	774
Equity-based compensation	4,960	4,741
Change in operating assets and liabilities; net of acquisition (Note 4):
Accounts receivable trade, net	3,813	(6,248)
Inventories	(68,694)	(39,278)
Prepaid expenses and other current assets	4,101	1,633
Other assets	(753)	(508)
Accounts payable	(743)	(352)
Accrued expenses	(5,642)	3,681
Accrued compensation	(5,934)	(831)
Deferred revenue	1,008	12,884
Other current and non-current liabilities	(2,794)	193
Net cash (used in) provided by operating activities	(409)	51,753
Cash flows from investing activities
Purchases of property and equipment, net of sales proceeds	(21,466)	(14,111)
Acquisition of business, net of cash acquired	(49,614)	—
Net cash used in investing activities	(71,080)	(14,111)
Cash flows from financing activities
Payments under line of credit	(29,000)	(119,000)
Borrowings under line of credit	118,000	9,000
Issuance of long-term debt	—	225,833
Payments of long-term debt	(7,500)	(117,666)
Proceeds from employee stock purchase plan	119	181
Taxes paid related to net share settlement of equity awards	(630)	(648)
Payment of equity issuance costs	(118)	—
Payments for debt issuance costs	—	(2,432)
Net cash provided by (used in) financing activities	80,871	(4,732)
Net increase in cash	9,382	32,910
Cash - Beginning of period	6,353	3,167
Cash - End of period	$15,735	$36,077

Supplemental cash flow information
Interest paid, net of amount capitalized	$12,944	$4,421
Income taxes paid	$28,053	$10,921
Non-cash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$400	$332
Consideration payable for the acquisition of Sonoma-Cutrer in accrued expenses	$778	$—
Value of shares issued related to the acquisition of Sonoma-Cutrer	$267,072	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Description of Business
The Duckhorn Portfolio, Inc. and its subsidiaries (collectively, “the Company,” “Management,” “we,” “us,” “our” and “Duckhorn”), headquartered in St. Helena, California, produce luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Decoy, Sonoma-Cutrer, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
The Company’s revenue is comprised of sales to distributors and direct to trade accounts in California (“wholesale”) and direct to consumer (“DTC”). Wholesale revenue is generated through sales to distributors and directly to retailers and restaurants in California, sales to distributors and agents located in other states throughout the United States (“U.S.”) and sales to export distributors that sell internationally. DTC revenue results from individual consumers purchasing wine directly from the Company through club membership, the Company’s website or tasting rooms located in Napa Valley, California; Anderson Valley, California; Sebastopol, California; Hollister, California; Windsor, California; and Walla Walla, Washington.
The Company owns or controls, through long-term leases, certain high-quality vineyards throughout Northern and Central California and Washington. Vinification takes place at wineries owned, leased or under contract with third parties predominately located in Napa Valley, California; Anderson Valley, California; Hopland, California; Hollister, California; San Luis Obispo, California; Sebastopol, California; Windsor, California; and Walla Walla, Washington.
Fiscal year
The Company’s fiscal year ends on July 31. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years and the associated periods in those fiscal years. Except as otherwise specified, information in this report is provided as of April 30, 2024.

Issuance of common stock
On April 30, 2024, the Company issued 31,531,532 common shares at a par value of $0.01 to Brown-Forman Corporation (“Brown-Forman”) as equity consideration for the acquisition of Sonoma-Cutrer which represents an ownership percentage of approximately 21.4% of the Company. See Note 4 (Business Combination) for additional information.
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

The Condensed Consolidated Statement of Financial Position as of July 31, 2023 was derived from the Company’s audited financial statements for the fiscal year ended July 31, 2023, previously filed with the SEC. The Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by U.S. GAAP and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
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
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Thus, it represents a Level 3 measurement as defined in ASC Topic 820, Fair Value Measurement. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At April 30, 2024 and July 31, 2023, the Company’s ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Condensed Consolidated Statements of Financial Position were $2.3 million as of April 30, 2024 and July 31, 2023. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for grape sales under current contracts and farming costs.
Business Combination
On April 30, 2024, the Company completed the acquisition of Sonoma-Cutrer. See Note 4 (Business Combination) for additional information. The acquisition was accounted for using the acquisition method of accounting prescribed by ASC Topic 805, Business Combinations, whereby the results of operations, including the revenues and earnings of Sonoma-Cutrer, are included in the financial statements from the date of acquisition. Assets acquired and liabilities assumed as of the date of acquisition are recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements. Goodwill is recognized for the excess of the consideration transferred over the net fair values of assets acquired and liabilities assumed. Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets. The fair value assigned to the intangible asset was determined using the income approach, specifically the relief from royalty method. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount and royalty rates. The estimates of fair value are based upon assumptions believed to be reasonable using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates.
ASC Topic 805, Business Combinations, establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date. The Company expects to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, primarily requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for the Company beginning with the fiscal year ended July 31, 2026, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements and related disclosures.
No other new accounting pronouncements issued or effective as of April 30, 2024 have had, or are expected to have, a material impact on the Condensed Consolidated Financial Statements or the related disclosures.
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Wholesale — Distributors	60.4%	68.6%	66.6%	68.9%
Wholesale — California direct to trade(a)	16.0	17.5	16.9	17.4
DTC(b)	23.6	13.9	16.5	13.7
Net sales(c)	100.0%	100.0%	100.0%	100.0%
_______________________________________________
(a) Includes $0.7 million of sales related to bulk and grape sales for both the nine months ended April 30, 2024 and 2023.
(b) Includes shipping and handling revenue of $1.2 million and $0.3 million for the three months ended April 30, 2024 and 2023, respectively, and $2.4 million and $1.4 million for the nine months ended April 30, 2024 and 2023, respectively.
(c) For the three and nine months ended April 30, 2024, excludes lease income of $0.3 million and $2.2 million, respectively, from Geyserville winery acquired in June 2023.

Charges, recoveries and reductions related to credit loss on accounts receivable and the related allowance were immaterial for the three and nine months ended April 30, 2024 and 2023. The allowance for credit losses was $0.5 million as of April 30, 2024 and July 31, 2023.
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
Deferred revenue included in other current liabilities within the Condensed Consolidated Statements of Financial Position was $1.1 million and $0.1 million at April 30, 2024 and July 31, 2023, respectively. The Company recognized revenue of $5.2 million and $3.2 million during the three months ended April 30, 2024 and 2023, included in the opening contract liability balance for the corresponding period. The Company recognized revenue of $0.1 million and $0.3 million during the nine months ended April 30, 2024 and 2023, included in the opening contract liability balance for the corresponding period.
4.    Business Combination
Sonoma-Cutrer
On April 30, 2024, (the “Closing Date”) the Company acquired 100% of the equity of Sonoma-Cutrer Vineyards, Inc., a wholly owned subsidiary of Brown-Forman Corporation (“the Merger”) which includes six estate vineyards spanning approximately 1,100 acres. Under the terms of the merger agreement, the Company acquired Sonoma-Cutrer for consideration valued at $317.5 million on the date of the closing of the acquisition. The Closing Date purchase consideration, inclusive of preliminary working capital adjustments, was comprised of $49.6 million, funded from the revolver portion of the Company’s Credit Facility, and 31,531,532 shares of common stock issued for $267.1 million, determined based on the closing stock price of the Company’s stock of $8.47 per share on April 30, 2024. The Company estimates that $0.8 million of additional cash consideration will be payable within 90 days of the Closing Date pursuant to the working capital provisions included within the merger agreement, which is a preliminary estimate and subject to further adjustment.
The addition of Sonoma-Cutrer to the Company’s portfolio of luxury winery brands expands the Company’s portfolio of luxury Chardonnay and adds a well-renowned brand to the Company’s portfolio. Sonoma-Cutrer produces and markets its luxury Chardonnay wine brand, sourced from vineyards in the Russian River Valley and Sonoma Coast appellations.
During the three and nine months ended April 30, 2024, the Company incurred $4.2 million and $8.6 million, respectively, of third-party transaction costs recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
The Company allocated the fair value of the purchase consideration to the assets acquired and liabilities assumed as of the Closing Date based on their estimated preliminary fair values. The excess of purchase consideration over the preliminary fair value of net assets acquired is recorded as goodwill. Due to the timing of acquisition close and magnitude of the acquisition, the preliminary fair value estimates and assumptions are subject to change as the Company obtains additional information over the measurement period. The primary areas of the purchase accounting that remain preliminary for completion of the related valuations relate to, but are not limited to, inventories, property and equipment, the intangible asset and related deferred tax impacts.

The preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed as of the Closing Date is as follows:

(in thousands)	Amount
Total purchase consideration	$317,464

Assets acquired:
Inventories	$61,419
Prepaid expenses and other current assets	372
Property and equipment, net	244,780
Intangible asset (Trade name)	17,000
Other assets	246
Total assets	$323,817

Liabilities assumed:
Current liabilities	$(2,848)
Due to related party (Note 13)	(953)
Deferred income taxes	(60,959)
Other liabilities	(202)
Total liabilities	$(64,962)

Goodwill	$58,609
The intangible asset is recorded at fair value, as determined by Management based on available information. The fair value assigned to the trade name was determined using the income approach, specifically the relief from royalty method. The Company applied significant judgment in determining the fair value of the intangible asset, which involved the use of Level 3 inputs, including estimates and assumptions of future revenues, royalty rate and discount rate. The trade name is determined to have an indefinite useful life.
Goodwill related to the Sonoma-Cutrer acquisition is attributed to the benefit of a skilled workforce, brand strength in the luxury Chardonnay wine market, planned growth in new markets and synergies from combined sales, operational and administrative functions. The goodwill is deductible for tax purposes over a 15-year life.
Supplemental Unaudited Pro Forma Information:
For the three and nine months ended April 30, 2024 and 2023, the following table contains unaudited pro forma Condensed Consolidated Statement of Operations information of the Company as if the acquisition of Sonoma-Cutrer closed on August 1, 2022, the first day of Fiscal 2023.

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2024	2023	2024	2023
Net sales	$113,489	$118,182	$368,979	$370,788
Net income	$20,932	$19,314	$65,655	$45,086
The supplemental pro forma disclosures in the table above include adjustments for (i) depreciation expense that would have been recognized related to the acquired property and equipment, (ii) additional cost of sales related to the inventory valuation adjustment, (iii) acquisition-related costs, such as third party transaction costs, (iv) incremental interest expense associated with additional drawdown on the existing revolving line of credit, (v) fees in connection with the transitional services agreement, see Note 13 (Related party transactions) and (vi) the estimated income tax effect on the pro forma adjustments.

This supplemental pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated. In addition, future results may vary significantly from the results reflected in the supplemental pro forma information. The supplemental pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.
5.    Inventories
Inventories were comprised of the following:

(in thousands)	April 30, 2024	July 31, 2023
Finished goods	$142,896	$145,355
Work in progress	299,226	161,795
Raw materials	12,799	15,077
Inventories	$454,921	$322,227
Inventories are stated at the lower of cost or net realizable value and are primarily measured on a first-in-first-out basis. The Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. The Company’s estimates of net realizable value are based on historical experience as well as Management’s judgments with respect to future market conditions. In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. The inventory reserve was $0.8 million and $0.9 million at April 30, 2024 and July 31, 2023, respectively.
The Company capitalizes into inventories depreciation related to property and equipment used in the production of inventory. For the three months ended April 30, 2024 and 2023, the amount capitalized was $6.8 million and $4.9 million, respectively, and $16.8 million and $13.5 million for the nine months ended April 30, 2024 and 2023, respectively. The Company also capitalizes total lease costs related to leases used in the production of inventory. The amount capitalized was $1.1 million and $1.2 million for the three months ended April 30, 2024 and 2023, respectively. For the nine months ended April 30, 2024 and 2023, the amount capitalized was $3.4 million.
In connection with the Sonoma-Cutrer acquisition, we acquired inventory of approximately $61.4 million on April 30, 2024. See Note 4 (Business Combination) for additional information.
6.    Property and Equipment, net
Property and equipment, net was comprised of the following:

(in thousands)	April 30, 2024	July 31, 2023
Land	$309,818	$141,888
Buildings and improvements	120,196	92,960
Machinery and equipment	104,591	81,984
Vineyards and improvements	64,274	44,896
Barrels	51,281	34,944
Construction in progress	19,458	11,866
Property and equipment, gross	669,618	408,538
Less: accumulated depreciation and amortization	(103,812)	(85,008)
Property and equipment, net	$565,806	$323,530
Depreciation expense recognized in selling, general and administrative expenses was $0.9 million and $0.4 million for the three months ended April 30, 2024 and 2023, respectively, and $4.2 million and $1.3 million for the nine months ended April 30, 2024 and 2023, respectively. In connection with the Sonoma-Cutrer acquisition, we acquired property and equipment, net of approximately $244.8 million on April 30, 2024, see Note 4 (Business Combination) for additional information.
See Note 5 (Inventories) for depreciation expense capitalized into inventory.
7.    Goodwill and Intangible Assets, net
Goodwill
Changes to goodwill as of April 30, 2024, were as follows:

(in thousands)
Goodwill as of July 31, 2023	$425,209
Addition for acquisition	58,609
Goodwill as of April 30, 2024	$483,818
In connection with the Sonoma-Cutrer acquisition, the Company recognized goodwill of $58.6 million, during the three and nine months ended April 30, 2024. See Note 4 (Business Combination) for additional information regarding the acquisition.
Intangible assets, net
Intangible assets, net were comprised of the following:

	April 30, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Customer relationships	$92,720	$(55,063)	$37,657
Total definite-lived intangible assets	92,720	(55,063)	37,657

Indefinite-lived intangible assets:
Trade names	156,600	—	156,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	157,900	—	157,900
Total intangible assets, net	$250,620	$(55,063)	$195,557

	July 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Customer relationships	$92,720	$(49,393)	$43,327
Total definite-lived intangible assets	92,720	(49,393)	43,327

Indefinite-lived intangible assets:
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total intangible assets, net	$233,620	$(49,393)	$184,227
The Company recognized an indefinite-lived trade name of $17.0 million during the three and nine months ended April 30, 2024 related to the Sonoma-Cutrer acquisition, see Note 4 (Business Combination) for additional information.

The Company’s amortization expense was $1.9 million for both the three months ended April 30, 2024 and 2023 and $5.7 million for both the nine months ended April 30, 2024 and 2023. Estimated future amortization expense for each of the following five fiscal years and thereafter is as follows:

(in thousands)	Amount
Remainder of 2024	$1,890
2025	7,560
2026	7,560
2027	7,560
2028	7,560
2029 and thereafter	5,527
Total	$37,657
8.    Accrued Expenses
Accrued expenses were comprised of the following:

(in thousands)	April 30, 2024	July 31, 2023
Trade spend(a)	$10,835	$12,721
Income taxes payable(b)	1,522	11,019
Deferred compensation liability(c)	3,615	3,261
Barrel purchases	707	2,589
Accrued professional fees	595	599
Bulk wine and other received not invoiced	1,499	529
Accrued invoices and other accrued expenses	12,142	7,528
Accrued expenses	$30,915	$38,246
_______________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives.
(b) Effective March 2023, as revised in October 2023, the IRS postponed certain tax filings and payment deadlines, until November 2023, in areas designated with eligible Federal Emergency Management Agency declarations. During the third fiscal quarter of 2023, the Company deferred federal and state tax payments which were paid in full during the nine months ended April 30, 2024.
(c) The Company intends to use the cash surrender value of life insurance policies to partially settle its deferred compensation plan liability. The cash surrender value of the life insurance policies was $3.4 million and $2.7 million at April 30, 2024 and July 31, 2023, respectively, and is included in other assets on the Condensed Consolidated Statements of Financial Position.
9.    Debt
Long-term debt, net of current maturities and debt issuance costs, was comprised of the following:

(in thousands)	April 30, 2024	July 31, 2023
Revolving line of credit	$102,000	$13,000
Term loan, first lien	213,332	220,832
Total debt	315,332	233,832
Less: Current maturities of long-term debt	(9,721)	(9,721)
Total long-term debt	305,611	224,111
Debt issuance costs(a)	(405)	(492)
Total long-term debt, net of current maturities and debt issuance costs	$305,206	$223,619
_______________________________________________
(a) Debt issuance costs are the costs associated with the term loan facility. Debt issuance costs of $2.3 million and $2.8 million at April 30, 2024 and July 31, 2023, respectively, associated with the revolving credit and delayed draw term loan facilities are recorded in other assets on the Condensed Consolidated Statements of Financial Position.

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
The Credit Agreement also includes an unused line fee and contains customary representations and warranties and affirmative and negative covenants for agreements of this type. In addition, the Credit Agreement requires compliance with the following financial covenants, in each case commencing from fiscal quarter ending January 31, 2023: (i) a debt to capitalization ratio not to exceed 0.55:1.00, measured at the end of each fiscal quarter and (ii) a fixed charge coverage ratio not to be less than 1.15:1.00, measured at the end of each fiscal quarter. As of April 30, 2024, the Company was in compliance with all covenants.
During the three and nine months ended April 30, 2024, we borrowed $50.0 million and $118.0 million, respectively, on the revolving credit facility. Of the $50.0 million borrowed for the three months ended April 30, 2024, a significant portion was used to fund the cash consideration of the Sonoma-Cutrer acquisition. See Note 4 (Business Combination) for additional information. At April 30, 2024 and July 31, 2023, the Company had unused capacity of $323.0 million and $412.0 million, respectively, under the revolving credit facility, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. There were no amounts outstanding on the delayed draw term loan, letter of credit sub-facility or the swingline sub-facility at April 30, 2024 or July 31, 2023.
10.    Derivative Instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the Company’s financial results.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company’s derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of April 30, 2024 or July 31, 2023. The Company does not enter into derivative instruments for trading or speculative purposes. The Company does not apply hedge accounting treatment to derivative instruments.
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
As of April 30, 2024, the Company held the following interest rate swap agreement, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	3.735%	January 4, 2023	November 4, 2027
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	April 30, 2024	July 31, 2023
Interest rate swap contract	$100,000	$100,000
Foreign currency forward contracts	—	5,610
Total derivative instruments not designated as hedging instruments	$100,000	$105,610
The Company manages annual barrel purchases by engaging domestic and foreign cooperages to provide specified barrel quantities on agreed delivery dates. A significant portion of these invoices are paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. See Note 12 (Commitments and contingencies) for additional information related to the Company’s barrel purchase commitments.
Results of period derivative activity
The estimated fair value and classification of derivative instruments on the Condensed Consolidated Statements of Financial Position for April 30, 2024 were as follows:

	Derivative Assets		Derivative Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contract	Other assets	$2,902	Other liabilities	$—
Foreign currency forward contract	Prepaid expenses and other current assets	—	Other current liabilities	—
Total derivatives not designated as hedging instruments		$2,902		$—

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
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended April 30,		Nine months ended April 30,
(in thousands)	Classification	2024	2023	2024	2023
Interest rate swap contract	Other (income) expense, net	$(2,975)	$900	$(1,786)	$3,273
Foreign currency forward contracts	Other (income) expense, net	—	(18)	69	(330)
Total (gain) loss		$(2,975)	$882	$(1,717)	$2,943
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
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at April 30, 2024, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Deferred compensation plan asset	$—	$3,423	$—
Interest rate swap contract	$—	$2,902	$—
Liabilities:
Deferred compensation liability	$—	$3,615	$—
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2023, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Deferred compensation plan asset	$—	$2,670	$—
Interest rate swap contract	$—	$1,117	$—
Foreign currency forward contracts	$—	$69	$—
Liabilities:
Deferred compensation liability	$—	$3,261	$—
12.    Commitments and Contingencies
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
Purchase commitments
The Company enters into commitments to purchase barrels for each harvest, a significant portion of which are settled in Euros. As of July 31, 2023, the Company had $10.6 million in barrel purchase commitments. During the nine months ended April 30, 2024, the Company paid the remaining commitments and liabilities associated with barrel purchases for the 2023 harvest. As of April 30, 2024, the Company entered into barrel purchase commitments of approximately $12.5 million for the 2024 harvest. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in other (income) expense, net on the Condensed Consolidated Statements of Operations. See Note 10 (Derivative instruments) for the total notional value and impact on the Condensed Consolidated Financial Statements due to foreign currency forward contracts.
The Company enters into various purchase commitments related to production activities. In December 2023, the Company entered into an equipment agreement resulting in a purchase commitment of $15.9 million. During the three and nine months ended April 30, 2024, the Company made nonrefundable advance payments of $2.4 million and $4.8 million, respectively, which are included in property and equipment, net, in the Condensed Consolidated Statement of Financial Position. Under the agreement, the Company is obligated to pay milestone payments as equipment and services are rendered of $10.4 million and $0.8 million, respectively, for the fiscal years 2025 and 2026.
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
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of April 30, 2024 and July 31, 2023, there were no material contingent obligations requiring an accrual.
On March 22, 2024, a former employee of the Company filed a putative class action in San Benito County Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. The Company has retained outside legal counsel to defend this action. The claim is in an early stage, and the amount of any loss cannot be reasonably estimated at this date. As July 31, 2023, there were no material contingent obligations requiring disclosure.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of April 30, 2024 and July 31, 2023, no amounts have been accrued related to such indemnification provisions.

13.      Related Party Transactions
Effective April 30, 2024, in connection with the Sonoma-Cutrer acquisition, the Company entered into a transitional services agreement (“TSA”) with Brown-Forman, which is considered a related party transaction. See Note 4 (Business Combination) for additional information regarding the acquisition. The TSA governs services including certain distribution services, information technology services, finance and accounting services and sales and marketing services for a limited time to ensure an orderly transition following the acquisition. The agreed-upon charges for such services are intended to cover any costs and expenses incurred in providing such services to the Company by Brown-Forman (with a mark-up to reflect the management and administrative cost of providing the services). As of April 30, 2024, the Company did not have any related party transactions, receivables or payables outstanding with Brown-Forman under the terms of the TSA.
As of April 30, 2024, the Company had a related party payable of $1.7 million outstanding with Brown-Forman for payroll related transactions for Sonoma-Cutrer unrelated to the TSA and preliminary working capital adjustments related to consideration paid for the acquisition, which is a preliminary estimate and subject to further adjustment. The Company expects to settle this payable within 90 days of the Closing Date pursuant to the working capital provisions included within the merger agreement. See Note 4 (Business Combination) for additional information.
14.    Equity-Based Compensation
In March 2021, the Company’s Board of Directors approved the 2021 Equity Incentive Plan (“2021 Equity Plan”), which provides for granting up to 14,003,560 shares of the Company’s common stock. Restricted stock units (“RSUs”), non-qualified stock options (“stock options”) and performance-based restricted stock units (“PSUs”) are granted to certain employees of the Company, advisors and directors (collectively “grants”). The grants are considered equity awards for purposes of calculating compensation expense and are equity-classified in the Condensed Consolidated Statements of Financial Position.
Stock options
Stock option awards are valued using the Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant and expense ratably over the vesting period, generally four years. Stock options have a ten-year term.
The following table represents the stock option activity:

	Number of options outstanding	Weighted-average exercise price (per share)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at July 31, 2023	2,321,233	$15.98	8.0	$—
Granted	1,267,560	9.89
Exercised	—	—
Forfeited	(667,037)	14.46
Expired	(395,174)	16.41
Balance at April 30, 2024	2,526,582	$13.26	8.3	$—

Exercisable as of April 30, 2024	748,117	$16.63	6.9	$—
The total unrecognized compensation expense related to the 2021 Plan stock options was $6.8 million as of April 30, 2024, which is expected to be recognized over a weighted-average period of 2.8 years. The weighted-average grant-date fair value of options granted during the nine months ended April 30, 2024 was $3.98 per share.

The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted:

	Nine months ended April 30,
	2024	2023
Expected term (in years)(a)	6.22	6.23
Expected dividend yield(b)	—%	—%
Risk-free interest rate(c)	4.09% - 4.55%	3.96%
Expected volatility(d)	30.9%	33.9%
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
(d) Due to a lack of sufficient trading history of the Company’s common stock, the expected volatility was estimated based on analysis of the historical and implied volatility of the Company’s common stock and a group of guideline public companies deemed to be comparable publicly traded peers within the Company’s industry.
Restricted stock units
RSUs are valued using the closing market price of the Company’s common stock on the date of grant. Expense is recognized ratably over the vesting period, generally four years for RSUs issued to employees and one year for RSUs issued to our independent directors.
The following table represents the RSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2023	562,861	$15.52
Granted	957,845	9.62
Vested	(250,226)	14.51
Forfeited	(213,552)	14.33
Unvested as of April 30, 2024	1,056,928	$10.65
The total intrinsic value of restricted stock that vested during the nine months ended April 30, 2024 was $2.5 million. The total unrecognized compensation expense related to the 2021 Plan RSUs was $9.9 million as of April 30, 2024, which is expected to be recognized over a weighted-average period of 2.6 years.
Performance-based restricted stock units
During the three and nine months ended April 30, 2024, the Company granted PSUs under the 2021 Plan, which are settled in shares of the Company’s common stock if the market condition is met within a three-year period.
The shares vest immediately upon satisfaction of the market condition, which is based on the Company’s stock price.

The following table represents the PSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2023	—	$—
Granted	177,095	5.40
Vested	—	—
Forfeited	—	—
Unvested as of April 30, 2024	177,095	$5.40
The total unrecognized compensation expense related to the 2021 Plan PSUs was $1.0 million as of April 30, 2024, which is expected to be recognized over a weighted-average period of 1.2 years. The fair value of the PSUs was estimated on the date of grant using a Monte Carlo simulation model with the following assumptions:

Nine months ended April 30, 2024
Expected term (in years)(a)	1.2
Expected dividend yield(b)	—%
Risk-free interest rate(c)	4.8%
Expected volatility(d)	43.0%
_______________________________________________
(a) Based on the median time to vest among all Monte Carlo simulation paths that vest.
(b) The Company has not historically paid and does not expect to pay dividends in the foreseeable future.
(c) The risk-free rate was estimated from the U.S. Treasury Constant Maturity Rates for a period consistent with the expected term in effect at the grant date.
(d) The expected volatility was estimated based on analysis of the historical and implied volatility of the Company’s common stock.
Compensation expense
During the three months ended April 30, 2024 and 2023, the Company recognized total equity-based compensation expense due to units vesting over their requisite service periods for all plans of $1.7 million and $1.7 million, respectively, and $5.0 million and $4.7 million for the nine months ended April 30, 2024 and 2023, respectively. The Company recognizes equity-based compensation in selling, general and administrative expenses, net of actual forfeitures as incurred, in the Condensed Consolidated Statements of Operations, except for amounts capitalized to inventories in the Condensed Consolidated Statements of Financial Position.

15.    Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	Three months ended April 30,		Nine months ended April 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net income attributable to The Duckhorn Portfolio, Inc.	$13,323	$16,797	$44,717	$51,529

Denominator:
Weighted average number of shares outstanding for basic per share calculation	115,804,326	115,255,671	115,504,766	115,209,972

Effect of dilutive potential shares(a):
Stock options	1,546	867	5,472	2,390
Restricted stock units	28,247	110,917	116,944	212,672
Adjusted weighted average shares outstanding for diluted per share calculation	115,834,119	115,367,455	115,627,182	115,425,034

Earnings per share attributable to The Duckhorn Portfolio, Inc.:
Basic	$0.12	$0.15	$0.39	$0.45
Diluted	$0.12	$0.15	$0.39	$0.45
_______________________________________________
(a) Calculated using the treasury stock method.
For the three months ended April 30, 2024 and 2023, there were 2.0 million and 0.7 million incremental common shares issuable upon the exercise of certain stock options, respectively, and for the nine months ended April 30, 2024 and 2023, there were 1.6 million and 0.5 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted earnings per share because the effect of their inclusion would have been antidilutive under the treasury stock method. For the three and nine months ended April 30, 2024, there were 0.1 million and 0.2 million incremental common shares issuable upon vesting of certain RSUs, respectively, that were not included in the calculation of diluted earning per share because the effect of their inclusion would have been antidilutive. Refer to Note 14 (Equity-based compensation) for the terms of the awards.
For the three and nine months ended April 30, 2024, the denominator includes the weighted average consideration of the issuance of 31,531,532 common shares on April 30, 2024 to partially fund the acquisition of Sonoma-Cutrer. See Note 4 (Business Combination) for additional information.
16.    Income Taxes
Income tax expense was $6.9 million and $6.0 million, with an effective tax rate of 34.1% and 26.3% for the three months ended April 30, 2024 and 2023, respectively, and $18.6 million and $18.4 million, with an effective tax rate of 29.3% and 26.3% for the nine months ended April 30, 2024 and 2023, respectively. The effective tax rates for both periods presented were higher than the federal statutory rate of 21% primarily due to the impact of state income taxes, discrete tax adjustments related to nondeductible transaction costs and the expiration of non-qualified stock options and vested restricted stock units shortfalls.

For the three and nine months ended April 30, 2024, the effective tax rate increases were primarily due to the impact of permanent and discrete items compared to the three and nine months ended April 30, 2023, as a result nondeductible transaction costs of 8.8% and 2.8%, respectively.
17.    Subsequent Events
In May 2024, the Company entered into certain amendments on leases for production facilities and tasting rooms. The amendments are expected to increase the operating lease right-of-use assets by approximately $10.4 million, decrease the current portion of operating lease liabilities, which is recorded within other current liabilities on the Condensed Consolidated Statement of Position, by approximately $0.9 million and increase operating lease liabilities by approximately $11.3 million.

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
Introduction
Management’s Discussion & Analysis is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and related notes to help provide an understanding of our results of business, results of operations and financial condition.
Management's Discussion & Analysis is organized as follows:
•Overview. This section provides a general description of our business and industry trends, and a discussion of our key metrics for the three and nine months ended April 30, 2024. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations. This section provides a discussion of our components of results of operations and an analysis of our results of operations for the three and nine months ended April 30, 2024 as compared to the three and nine months ended April 30, 2023.
•Non-GAAP financial measures and adjusted EBITDA reconciliation. This section provides a reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net income attributable to The Duckhorn Portfolio, Inc., the most directly comparable measure prepared in accordance with U.S. GAAP for the three and nine months ended April 30, 2024 as compared to the three and nine months ended April 30, 2023.
•Liquidity and capital resources. This section provides a discussion of our financial condition and liquidity as of April 30, 2024, which includes (i) a discussion of our sources of liquidity (ii) a discussion of our material cash requirements as of April 30, 2024; (iii) an analysis of changes in our cash flows for the nine months ended April 30, 2024 as compared to the nine months ended April 30, 2023; (iv) a discussion of our capital resources, including the availability under our credit facilities, our outstanding debt, covenant compliance and off-balance sheet arrangements as of April 30, 2024.
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

Overview
The Duckhorn Portfolio is the premier scaled pure-play producer of luxury wines sold for $15 or higher in North America. We offer a curated and comprehensive portfolio of luxury wines with suggested retail prices ranging from $20 to $230 per bottle. Our wines are available in all 50 states, the District of Columbia and over 50 countries under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Sonoma-Cutrer, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark. The U.S. is the primary market for our wines.
We sell our wines to distributors both inside and outside California and directly to trade accounts in California, which together comprise our wholesale channel. We also sell directly to consumers through our DTC channel, which includes eight tasting rooms, wine clubs and our e-commerce websites. Our powerful omni-channel sales model continues to drive strong margins by leveraging long-standing relationships.
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
•Expand and accelerate wholesale channel distribution. Capture distribution growth opportunities and accelerate sales to existing distributors, expand our geographical reach within the U.S. and retail accounts in California. As previously communicated, the Company has conducted a comprehensive evaluation of its distribution network and announced on May 24, 2024 that it has entered into distribution agreements with Republic National Distributing Company (“RNDC”) and Breakthru Beverage Group (“BBG”), with the goal of driving the profitable growth of the Company’s sales in the wholesale channel. It is expected that RNDC and BBG will begin distribution of Duckhorn’s wines in their respective new territories during the summer.
•Continue to invest in DTC capabilities. Engage with our consumers, create brand evangelists and drive adoption across our portfolio through brand-specific tasting rooms, multiple wine clubs and our e-commerce websites, all of which enable us to cross-sell wines within our portfolio.
~~•~~Evaluate strategic acquisitions opportunistically. Disciplined evaluation of strategic acquisitions when opportunities arise to create stockholder value. On April 30, 2024, we completed the acquisition of Sonoma-Cutrer for approximately $317.5 million as discussed below, see “—Key factors affecting our performance — Recent developments”. Sonoma-Cutrer is well-known for its luxury Chardonnay brand, with six estate vineyards in both the Russian River Valley and Sonoma Coast appellations, spanning approximately 1,100 acres. In addition, in Fiscal 2023, we purchased a state-of-the-art winemaking facility in Alexander Valley, California, which is nearly double the size of the Company’s previously largest production facility, and includes seven acres of planted Cabernet Sauvignon for approximately $54.6 million.

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

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2024	2023	2024	2023
Net sales	$92,532	$91,242	$298,086	$302,901
Gross profit	$51,443	$50,511	$163,614	$160,407
Net income attributable to The Duckhorn Portfolio, Inc.	$13,323	$16,797	$44,717	$51,529
Adjusted EBITDA	$37,726	$35,820	$115,174	$110,298
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization, purchase accounting adjustments, transaction expenses, acquisition integration expenses, changes in the fair value of derivatives, equity-based compensation, net lease income and debt refinancing costs. Adjusted EBITDA is a key performance measure we use in evaluating our operational results. We believe adjusted EBITDA is a helpful measure to provide investors an understanding of how management regularly monitors our core operating performance, as well as how management makes operational and strategic decisions in allocating resources. We believe adjusted EBITDA also provides management and investors consistency and comparability with our past financial performance and facilitates period to period comparison of operations, as it eliminates the effects of certain variations unrelated to our overall performance. See “—Non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information.
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

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Wholesale — Distributors	60.4%	68.6%	66.6%	68.9%
Wholesale — California direct to trade	16.0	17.5	16.9	17.4
DTC	23.6	13.9	16.5	13.7
Net sales	100.0%	100.0%	100.0%	100.0%
The composition of our net sales, expressed in percentages by channel for the three and nine months ended April 30, 2024, were impacted by DTC offering timing shifts. This shift was related to the Kosta Browne Appellation Series, our highest volume Kosta Browne offering, shifting primarily into the third quarter of Fiscal 2024, compared to the fourth quarter of Fiscal 2023. In our wholesale business, volume contributions decreased due to shipment pressure related to tighter management of inventory at wholesale and retailers, partially offset by an increase in trade accounts and points of distribution during the three and nine months ended April 30, 2024 compared to the prior periods. For discussion of intra-period seasonality, see “—Key factors affecting our performance—Seasonality”.
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

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Net sales growth (decline)	1.4%	(0.4)%	(1.6)%	2.9%
Volume contribution	(4.6)%	3.5%	(3.5)%	4.2%
Price / mix contribution	6.0%	(3.9)%	1.9%	(1.4)%
Price / mix contribution for the three and nine months ended April 30, 2024 benefited from channel mix related to the DTC offering shifts. Additionally, price / mix contribution for the nine months ended April 30, 2024 benefited from lower discounts in our wholesale channel. For the three and nine months ended April 30, 2024, the negative volume contribution was driven by volume declines in our wholesale channel. Volume contribution continues to be impacted by tighter inventory control across the supply chain and softer demand, partially offset by trade account growth for the three and nine months ended April 30, 2024 compared to the prior periods.
For the three and nine months ended April 30, 2023, the decrease in price / mix contribution was impacted by DTC offering shifts and outsized volume growth of the wholesale channel, partially offset by price increases.

Key factors affecting our performance
Sales channels
Channel mix can affect our performance and results of operations, particularly gross profit and gross profit margin.
•Wholesale channel. Consistent with sales practices in the wine industry, sales to distributors and to trade accounts in California occur below suggested retail price. We work closely with our distributors to increase the volume of our wines and number of products that are sold in their respective territories. Our wholesale channel constitutes a greater proportion of our net sales than our DTC channel.
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
In the DTC channel, our holistic approach to consumer engagement both online and offline is supported by an integrated e-commerce platform and portfolio wine shop, eight distinctive tasting room experiences located throughout Northern California and Washington, and several award-winning wine clubs, all of which enable us to cross-sell wines within our portfolio. Growth in our DTC channel or shifts in our member offerings will impact the price / mix contribution and gross profit margins in the impacted periods.
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

With the acquisition of Sonoma-Cutrer, we expect further optimization of the grape supply and production model with the addition of approximately 1,100 acres of estate vineyards in the Russian River Valley and Sonoma Coast appellations. See “—Key factors affecting our performance — Recent developments” below for additional information.
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
Recent developments
Acquisition of Sonoma-Cutrer
On April 30, 2024, the Company completed the acquisition of Sonoma-Cutrer (the “Merger”), a wholly-owned subsidiary of Brown-Forman. Sonoma-Cutrer is well-known for its luxury Chardonnay brand and owns six estate vineyards with approximately 1,100 acres in both the Russian River Valley and Sonoma Coast appellations. It sells its luxury wine across the U.S. in the wholesale channel through distributors and in the DTC channel with retail price points ranging from $20 to $70 per bottle.
In connection with the acquisition, the Closing Date purchase consideration to Brown-Forman, inclusive of preliminary working capital adjustments, was comprised of 31,531,532 shares of the Company’s common stock valued at approximately $267.1 million, based on a per-share value of $8.47 per share (the closing price of the Company’s common stock on the New York Stock Exchange on the closing of the acquisition), and $49.6 million, funded from the revolver portion of the Company's Credit Facility. The Company estimates that $0.8 million of additional cash consideration will be payable within 90 days of the Closing Date pursuant to the working capital provisions included within the merger agreement, which is a preliminary estimate and subject to further adjustment. The Company expects the acquisition to be accretive in the first full fiscal year based on estimated run-rate synergies, which the Company expects will be up to $10.0 million.

In addition, we entered into a transitional services agreement with Brown-Forman. The TSA governs services including certain distribution services, information technology services, finance and accounting services and sales and marketing services for a limited time to ensure an orderly transition following the acquisition. The agreed-upon charges for such services are intended to cover any costs and expenses incurred in providing such services to us by Brown-Forman (with a mark-up to reflect the management and administrative cost of providing the services). As of April 30, 2024, we did not have any related party transactions, receivables or payables outstanding with Brown-Forman under the terms of the TSA.
As of April 30, 2024, we had a related party payable of $1.7 million outstanding with Brown-Forman for payroll related transactions for Sonoma-Cutrer unrelated to the TSA and preliminary working capital adjustments.
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
Total other expenses, net
Other (income) expense, net consist primarily of interest expense we incur on balances outstanding under the terms of our Credit Facility, amortization related to debt issuance costs and realized and unrealized gains or losses on our derivative instruments.
Income tax expense
Income tax expense consists of federal and state taxes payable to various federal, state and local tax authorities. The effective rate differs from statutory rates due to the effect of state and local income taxes and certain permanent tax adjustments.
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

	Three months ended April 30,				Nine months ended April 30,
(in thousands, except percentages)	2024		2023		2024		2023
Net sales	$92,532	100.0%	$91,242	100.0%	$298,086	100.0%	$302,901	100.0%
Cost of sales	41,089	44.4	40,731	44.6	134,472	45.1	142,494	47.0
Gross profit	51,443	55.6	50,511	55.4	163,614	54.9	160,407	53.0
Selling, general and administrative expenses	29,739	32.1	23,989	26.3	89,469	30.0	79,307	26.2
Income from operations	21,704	23.5	26,522	29.1	74,145	24.9	81,100	26.8
Interest expense	4,531	4.9	2,993	3.3	13,035	4.5	7,839	2.6
Other (income) expense, net	(3,054)	(3.3)	729	0.7	(2,171)	(0.7)	3,385	1.1
Total other expenses, net	1,477	1.6	3,722	4.1	10,864	3.6	11,224	3.7
Income before income taxes	20,227	21.9	22,800	25.0	63,281	21.2	69,876	23.1
Income tax expense	6,906	7.5	6,006	6.6	18,556	6.2	18,358	6.1
Net income	13,321	14.4	16,794	18.4	44,725	15.0	51,518	17.0
Net loss (income) attributable to non-controlling interest	2	—	3	—	(8)	—	11	—
Net income attributable to The Duckhorn Portfolio, Inc.	$13,323	14.4%	$16,797	18.4%	$44,717	15.0%	$51,529	17.0%

Net sales
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Net sales	$92,532	$91,242	$1,290	1.4%	$298,086	$302,901	$(4,815)	(1.6)%
Net sales for the three months ended April 30, 2024 increased $1.3 million, or 1.4%, to $92.5 million compared to $91.2 million for the three months ended April 30, 2023. The increase for the three months ended April 30, 2024 is mainly attributable to a DTC offering timing shift, partially offset by negative volume contributions in the wholesale channel. The Kosta Browne Appellation Series, our highest volume Kosta Browne offering, shifted primarily into the third quarter of Fiscal 2024, compared to the fourth quarter of Fiscal 2023.

Net sales for the nine months ended April 30, 2024 decreased $4.8 million, or 1.6%, to $298.1 million compared to $302.9 million for the nine months ended April 30, 2023. The decrease in net sales for the nine months ended April 30, 2024 is primarily driven by negative volume contribution in the wholesale channel, partially offset by positive price / mix contribution due to lower discounts and a DTC offering timing shift primarily into the third quarter of Fiscal 2024, compared to the fourth quarter of Fiscal 2023 as mentioned above.
Additionally, net sales included lease income of $0.3 million and $2.2 million for the three and nine months ended April 30, 2024, respectively, related to the Geyserville winery.
For further discussion of changes in sales volume and changes in sales price and mix, see “—Net sales growth contribution”.

Cost of sales
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of sales	$41,089	$40,731	$358	0.9%	$134,472	$142,494	$(8,022)	(5.6)%
Cost of sales increased by $0.4 million, or 0.9%, to $41.1 million for the three months ended April 30, 2024 compared to $40.7 million for the three months ended April 30, 2023.
Cost of sales decreased by $8.0 million, or 5.6%, to $134.5 million for the nine months ended April 30, 2024 compared to $142.5 million for the nine months ended April 30, 2023. The decrease in cost of sales for the nine months ended April 30, 2024, was primarily due to lower sales volume contributions in the wholesale channel that correspondingly decreased cost of sales. We continued to manage our cost of sales through our diversified supply planning strategy.

Gross profit
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Gross profit	$51,443	$50,511	$932	1.8%	163,614	$160,407	$3,207	2.0%
Gross profit margin	55.6%	55.4%			54.9%	53.0%
Gross profit increased $0.9 million, or 1.8%, to $51.4 million for the three months ended April 30, 2024 compared to $50.5 million for the three months ended April 30, 2023. Gross profit margin was 55.6% for the three months ended April 30, 2024 compared to 55.4% for the three months ended April 30, 2023.
Gross profit increased $3.2 million, or 2.0%, to $163.6 million for the nine months ended April 30, 2024 compared to $160.4 million for the nine months ended April 30, 2023. Gross profit margin was 54.9% for the nine months ended April 30, 2024 compared to 53.0% for the nine months ended April 30, 2023. The increases in gross profit and gross profit margin for the nine months ended April 30, 2024 were the result of lower discounts and margin impact from the DTC offering timing shift compared to the prior year period.

Selling, general and administrative expenses
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Selling expenses	$11,934	$12,000	$(66)	(0.6)%	$38,145	$37,881	$264	0.7%
Marketing expenses	1,638	1,969	(331)	(16.8)	6,451	6,860	(409)	(6.0)
General and administrative expenses	16,167	10,020	6,147	61.3	44,873	34,566	10,307	29.8
Total selling, general and administrative expenses	$29,739	$23,989	$5,750	24.0%	$89,469	$79,307	$10,162	12.8%
Selling, general and administrative expenses increased $5.8 million, or 24.0%, to $29.7 million for the three months ended April 30, 2024, compared to $24.0 million for the three months ended April 30, 2023. Total selling, general and administrative expenses as a percentage of net sales increased to 32.1% in the three months ended April 30, 2024 compared to 26.3% in the three months ended April 30, 2023.
Selling, general and administrative expenses increased $10.2 million, or 12.8%, to $89.5 million for the nine months ended April 30, 2024, compared to $79.3 million for the nine months ended April 30, 2023. Total selling, general and administrative expenses as a percentage of net sales increased to 30.0% in the nine months ended April 30, 2024 compared to 26.2% in the nine months ended April 30, 2023.
The increases in selling, general and administrative expenses for the three and nine months ended April 30, 2024 were largely attributable to higher transaction and integration costs mainly related to our acquisition of Sonoma-Cutrer and higher depreciation expense related to the asset acquisition of the Geyserville winery in Fiscal 2023. See “—Non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information on transaction and acquisition integration expenses reflected in operating expenses during the period. For the three and nine months ended April 30, 2024, these increases were partially offset by lower compensation costs compared to the prior period.

Total other expenses, net
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Interest expense	$4,531	$2,993	$1,538	51.4%	$13,035	$7,839	$5,196	66.3%
Other (income) expense, net	(3,054)	729	(3,783)	518.9%	(2,171)	3,385	(5,556)	(164.1)%
Total other expenses, net	$1,477	$3,722	$(2,245)	(60.3)%	$10,864	$11,224	$(360)	(3.2)%
Total other expenses, net decreased by $2.2 million, to $1.5 million for the three months ended April 30, 2024, compared to $3.7 million for the three months ended April 30, 2023. Total other expenses, net decreased by $0.4 million to $10.9 million for the nine months ended April 30, 2024 compared to $11.2 million for the nine months ended April 30, 2023.
The increase in interest expense for the three and nine months ended April 30, 2024 compared to the prior year periods was driven by unfavorable interest rate movements on our variable-rate debt and higher average outstanding debt balances compared to the prior year periods. The decrease in other (income) expenses, net, for the three and nine months ended April 30, 2024 compared to the prior year period was driven by favorable fair value adjustments on our interest rate swaps. For the three and nine months ended April 30, 2023, other (income) expenses, net, included debt issuance costs incurred in connection with the refinancing of our Credit Facility.
See Note 9 (Debt) and Note 10 (Derivative instruments) to our Condensed Consolidated Financial Statements for additional information.

Income tax expense
	Three months ended April 30,		Change		Nine months ended April 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Income tax expense	$6,906	$6,006	$900	15.0%	$18,556	$18,358	$198	1.1%
Income tax expense increased by $0.9 million, to $6.9 million for the three months ended April 30, 2024 compared to $6.0 million for the three months ended April 30, 2023. The increase in income tax expense for the three months ended April 30, 2024 is primarily due to the impact of discrete tax adjustments related to nondeductible transaction costs, partially offset by a decrease in income before taxes. For the three months ended April 30, 2024 and 2023, the effective tax rates were 34.1% and 26.3%, respectively, mainly reflecting the federal statutory tax rate, state taxes and certain discrete items as previously mentioned.
Income tax expense increased by $0.2 million, to $18.6 million for the nine months ended April 30, 2024 compared to $18.4 million for the nine months ended April 30, 2023. The increase in income tax expense for the nine months ended April 30, 2024 is primarily due to the impact of discrete tax adjustments related to nondeductible transaction costs, the expiration of non-qualified stock options and vested restricted stock units shortfalls, partially offset by a decrease in income before taxes. For the nine months ended April 30, 2024 and 2023, the effective tax rates were 29.3% and 26.3%, respectively, mainly reflecting the federal statutory tax rate, state taxes and certain discrete items as previously mentioned.
For the three and nine months ended April 30, 2024, the effective tax rate increases were primarily due to the impact of a permanent and discrete item related to nondeductible transaction costs compared to the three and nine months ended April 30, 2023, as a result of nondeductible transaction costs of 8.8% and 2.8%, respectively.
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
The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc. the most directly comparable measure prepared in accordance with U.S. GAAP:

	Three months ended April 30,		Nine months ended April 30,
(in thousands)	2024	2023	2024	2023
Net income attributable to The Duckhorn Portfolio, Inc.	$13,323	$16,797	$44,717	$51,529
Interest expense	4,531	2,993	13,035	7,839
Income tax expense	6,906	6,006	18,556	18,358
Depreciation and amortization expense(a)	9,661	7,238	26,698	20,528
EBITDA	34,421	33,034	103,006	98,254
Purchase accounting adjustments(a)	11	224	59	331
Transaction expenses(b)	4,229	142	9,224	3,795
Acquisition integration costs(c)	616	—	616	—
Change in fair value of derivatives(d)	(2,975)	882	(1,717)	2,943
Equity-based compensation(e)	1,467	1,538	4,300	4,110
Debt refinancing costs	—	—	—	865
Lease income, net(f)	(43)	—	(314)	—
Adjusted EBITDA	$37,726	$35,820	$115,174	$110,298
_______________________________________________
(a) Purchase accounting adjustments relate to the impacts of business combination accounting for our historical acquisition by TSG, and certain other transactions consummated prior to Fiscal 2021, which resulted in fair value adjustments to inventory and long-lived assets. Purchase accounting adjustments in depreciation and amortization expense include amortization of intangible assets of $1.9 million for the three months ended April 30, 2024 and 2023, and $5.7 million for the nine months ended April 30, 2024 and 2023.
(b) Transaction expenses include legal services, professional fees and other due diligence expenses for both periods presented. These expenses are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
(c) Represents integration costs related to the acquisition of Sonoma-Cutrer, see Note 4 (Business Combination). These expenses are reflected in selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.
(d) Represents non-cash adjustments to changes in the fair value of derivatives, which are reflected in other (income) expense, net on the Condensed Consolidated Statement of Operations.
(e) Represents non-cash charges related to equity-based compensation, which are reflected in selling, general and administrative expenses and cost of sales on the Condensed Consolidated Statement of Operations.
(f) Reflects lease income, net related to an operating lease in which we were the lessor of Geyserville winery acquired in Fiscal 2023, reflected in net sales and selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. The lease term expired February 2024. Lease income, net includes net sales of $0.3 million and $2.2 million for the three and nine months ended April 30, 2024, and selling, general and administrative expenses of $0.3 million and $1.9 million for the three and nine months ended April 30, 2024.

Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of April 30, 2024, we had $15.7 million in cash and $323.0 million in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility. During the three and nine months ended April 30, 2024, we borrowed $50.0 million and $118.0 million, respectively, on the revolving credit facility. Of the $50.0 million borrowed for the three months ended April 30, 2024, a significant portion was used to fund the cash consideration of the Sonoma-Cutrer acquisition. See Note 4 (Business Combination) for additional information.
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
For the 2023 harvest, we contracted for grapes at a total cost of approximately $85.7 million in Fiscal 2024. Additionally, we have purchase obligations for inventory and various contracts with third parties for custom crush, storage, glass, bottling services and equipment. See Note 12 (Commitments and contingencies) to our Condensed Consolidated Financial Statements for further information on other commitments.
As of April 30, 2024, we have approximately $32.0 million in scheduled principal payments and related interest payments due over the next 12 months and approximately $339.4 million of principal payments and related interest payments due thereafter until our Credit Facility matures on November 4, 2027. The calculated interest payment amounts use actual rates available as of April 2024 and assume these rates for all future interest payments on the outstanding Credit Facility, exclusive of any future impact from our interest rate swap agreement. See Note 9 (Debt) to our Condensed Consolidated Financial Statements, where our Credit Facility is described in greater detail. Our future minimum lease payments due within the next 12 months total approximately $4.4 million with $15.8 million due in the following years.
If our cash needs change in the future, we may seek alternative or incremental funding sources to respond to changes in our business. To the extent required, we may seek to fund additional liquidity through debt or equity financing, although we can provide no assurance that such forms of capital will be available when needed, if at all, or available on terms that are acceptable.

Cash flows
The following table presents the major components of net cash flows.

	Nine months ended April 30,
(in thousands)	2024	2023
Cash flows provided by (used in):
Operating activities	$(409)	$51,753
Investing activities	(71,080)	(14,111)
Financing activities	80,871	(4,732)
Net increase in cash	$9,382	$32,910
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
For the nine months ended April 30, 2024, net cash used in operating activities was $0.4 million compared to net cash provided by operating activities of $51.8 million for the nine months ended April 30, 2023, a decrease of $52.2 million. The changes in cash provided by operating activities were primarily driven by the following factors:
•Changes in accounts payable, accrued expenses and accrued compensation decreased operating cash flows by $14.8 million due primarily to timing of income taxes and invoice accruals and payments;
•Increases in inventory for the nine months ended April 30, 2024 primarily related to increases in grape and bulk wine purchases related to our 2023 harvest resulted in a decrease to operating cash flow of $29.4 million;
•Deferred revenues decreased operating cash flows by $11.9 million primarily due to an offering shift for wines sold through our DTC channel; and
•Changes in accounts receivable were due to normal seasonal timing impacts in net sales related to our wholesale sales channel, generally subject to credit terms, which resulted in a $10.1 million increase in operating cash flow.
Investing activities
For the nine months ended April 30, 2024, net cash used in investing activities was $71.1 million as compared to cash used in financing activities of $14.1 million for the nine months ended April 30, 2023. For the nine months ended April 30, 2024, net cash used in investing activities included capital expenditures of $21.5 million compared to $14.1 million for the nine months ended April 30, 2023, including barrel purchases of approximately $10.7 million and $8.8 million, respectively. Our investing activities for the nine months ended April 30, 2024 included cash used of $49.6 million as cash consideration related to the acquisition of Sonoma-Cutrer. Additionally, included in investing activities is a nonrefundable advance payment of $4.8 million related to the planned capital project of a bottling line at the Geyserville winery. From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions and other capital improvements to support our growth. Any such transactions may require additional investments and capital expenditures in the future.
Financing activities
For the nine months ended April 30, 2024, net cash provided by financing activities was $80.9 million as compared to cash used in financing activities of $4.7 million for the nine months ended April 30, 2023. For the nine months ended April 30, 2024, net cash provided by financing activities primarily resulted from borrowings under our line of credit of $118.0 million, partially offset by the payments under our line of credit of $29.0 million and payments of long-term debt of $7.5 million.
For the nine months ended April 30, 2023, net cash used in financing activities primarily resulted from the refinancing of our Credit Facility, and included the issuance of new long-term debt of $225.8 million and borrowings under our line of credit of $9.0 million, partially offset by the payments under our line of credit of $119.0 million, payments of long-term debt of $117.7 million and payments of debt issuance costs of $2.4 million.
Capital resources
As of April 30, 2024, the Company had unused capacity of $323.0 million under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. As of April 30, 2024, the Company had outstanding draws of $102.0 million on the revolving line of credit. There were no outstanding draws on the delayed draw term loan. The outstanding principal balance was $213.3 million for the term loan as of April 30, 2024. The maturity date for loans borrowed under the Credit Agreement is November 4, 2027.
The Credit Facility is summarized below. See Note 9 (Debt) to our Condensed Consolidated Financial Statements for additional information.
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
The Credit Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of April 30, 2024, we are in compliance with all covenants.
Off-balance sheet arrangements
As of April 30, 2024, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

Business Combination
On April 30, 2024, the Company completed the acquisition of Sonoma-Cutrer. See Note 4 (Business Combination) for additional information. The acquisition was accounted for using the acquisition method of accounting prescribed by ASC Topic 805, Business Combinations, whereby the results of operations, including the revenues and earnings of Sonoma-Cutrer, are included in the financial statements from the date of acquisition. Assets acquired and liabilities assumed as of the date of acquisition are recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements. Goodwill is recognized for the excess of the consideration transferred over the net fair values of assets acquired and liabilities assumed. Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets. The fair value assigned to the intangible asset was determined using the income approach, specifically the relief from royalty method. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount and royalty rates. The estimates of fair value are based upon assumptions believed to be reasonable using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates.
ASC Topic 805, Business Combinations establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date. The Company expects to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.
Goodwill and Intangible Assets
We assess our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events and circumstances indicate that the carrying value may not be recoverable. No interim triggering events requiring further impairment assessments of goodwill or indefinite-life intangible assets have been noted during the three or nine months ended April 30, 2024. Annually during the fourth quarter, we perform qualitative or quantitative testing, depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations. Refer to our Critical Accounting Policies and Estimates in our Fiscal 2023 Annual Report on Form 10-K for further details on the methodologies used for evaluating goodwill and intangible assets.
The annual testing for goodwill and intangible asset impairment will be performed and reported on in the Fiscal 2024 Annual Report on Form 10-K. Fair value determinations used in the annual testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units or indefinite-lived intangible assets requires making assumptions and estimates regarding the Company’s future plans, as well as industry, economic, and regulatory conditions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates or inflation, change, or if Management’s expectations or plans otherwise change, then our goodwill or indefinite-lived intangible assets could become impaired in the future.
There have been no other material changes in our critical accounting policies during the nine months ended April 30, 2024, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for Fiscal 2023.
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
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon a Term SOFR based rate plus applicable margins or predetermined alternative rates, as applicable, pursuant to the terms of our Credit Facility. As of April 30, 2024, our outstanding borrowings at variable interest rates totaled $315.3 million. A hypothetical increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $3.1 million increase in interest expense on an annualized basis and could impact our results of operation and financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in January 2023. See Note 10 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information on our interest rate swap agreement.
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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. We generally use foreign exchange forward contracts up to a twelve month duration. See Note 10 (Derivative instruments) to our Condensed Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of April 30, 2024.
Commodity prices
The primary commodity in our product is grapes, and generally, approximately 10% of the grapes are sourced from our Estate properties. For purchased grapes and bulk wine, prices are subject to many factors beyond our control, such as the yields of various grape varieties in different geographies, the annual demand for these grapes and the vagaries of these farming businesses, including poor harvests due to adverse weather conditions, natural disasters and pestilence. Our grape and bulk wine supply mix varies from year to year between pre-contracted purchase commitments and spot purchases; the variation from year to year is based on market conditions and sales demands. We do not engage in commodity hedging on our forecasted purchases of grapes and bulk wine. We continue to diversify our sources of supply and look to changes annually to our product lines to optimize the grapes available each harvest year.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in internal control over financial reporting
During the quarter ended April 30, 2024, Management implemented new controls related to our accounting policies and procedures as part of our acquisition of Sonoma-Cutrer.
There were no other changes in our internal control over financial reporting during the three months ended April 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 22, 2024, a former employee of the Company filed a putative class action in San Benito County Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. The Company has retained outside legal counsel to defend this action. The claim is in an early stage, and the amount of any loss cannot be reasonably estimated at this date.
Except as mentioned above, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or, taken together with other matters, have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
The following updates the risk factors previously reported under the heading “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2023. There have been no material changes since our previous 10-K filing other than as set forth below.
The Company has and expects to incur substantial costs related to the Merger.
We have incurred and expect to incur a number of non-recurring costs associated with the Merger and related transactions. These costs include legal, financial advisory, accounting, consulting and other advisory fees, closing, integration and other related costs.
In addition, the Company has taken on additional debt and related interest expenses in relation to the Merger which could, in conjunction with the issuance of the share consideration to Brown-Forman, result in a reduction in our earnings per share or other financial results. In turn, if the financial performance of the Company, as supplemented by that of Sonoma-Cutrer, does not meet our expectations, it may make it more difficult for us to satisfy our debt obligations.
The Merger may be more difficult, costly or time-consuming than expected, and we may not realize the anticipated benefits of the Merger.
To realize the anticipated benefits from the Merger, the Company must successfully integrate and combine its business with that of Sonoma-Cutrer. If the Company is not able to successfully achieve these objectives within the anticipated timeframe or to the extent anticipated, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses and shed light on previously unknown risks and uncertainties, including those related to controlling exposure to unknown liabilities.
In addition, the Company and Sonoma-Cutrer have historically operated independently. It is possible that the integration process could result in the loss of one or more key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with key accounts, suppliers, customers, employees, and other parties relevant to the success of each business or to achieve the anticipated benefits of the Merger, including anticipated cost savings, growth opportunities, and other potential synergies. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period after completion of the Merger.

Our estimates and judgments related to the acquisition accounting methods used to record the purchase price allocation related to the acquisition of Sonoma-Cutrer may be inaccurate.
Our management has made significant accounting judgments and estimates related to the application of acquisition accounting of the Merger under GAAP, as well as the underlying valuation models. Our business, operating results and financial condition could be materially adversely impacted in future periods if the accounting judgments and estimates prove to be inaccurate.
Our largest stockholders have significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
As of April 30, 2024, affiliates of TSG and Brown-Forman owned approximately 41.8% and 21.4% of our outstanding common stock, respectively. Although we are no longer a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, affiliates of TSG and Brown-Forman are able to significantly influence our decisions.
Additionally, TSG’s and Brown-Forman’s interests may not align with the interests of our other stockholders. TSG and Brown-Forman both may make investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
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
The following 10b5-1 agreements were entered into during the three months ended April 30, 2024:

Name	Position	Trading Agreement Adoption Date	Duration of Trading Agreement	Aggregate Number of Securities to be Sold under the Trading Agreement
Pete Przybylinski	Executive Vice President, Chief Sales Officer	April 9, 2024	July 9, 2024 - December 31, 2024	100,000
Zachary Rasmuson	Executive Vice President, Chief Operating Officer	April 9, 2024	July 9, 2024 - December 31, 2024	70,000

Item 6. Exhibits

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
2.1	Agreement and Plan of Merger, dated as of November 16, 2023, by and among the Company, Merger Sub, Brown-Forman and Sonoma-Cutrer	8-K	November 16, 2023	2.1	001-40240
3.1	Third Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	8-K	May 1, 2024	3.1	001-40240
3.2	Second Amended and Restated Bylaws of the Company	8-K	May 1, 2024	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 10, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Employment Agreement, dated April 30, 2024, by and among the Company, Duckhorn Wine Company and Deirdre Mahlan	8-K	May 1, 2024	10.1	001-40240
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: June 6, 2024	By:	/s/ Deirdre Mahlan
Deirdre Mahlan
President, Chief Executive Officer and Chairperson
(Principal Executive Officer)

Date: June 6, 2024	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)