Form 10-K
period 2024-07-31
Duckhorn Portfolio, Inc.
filed 2024-10-07
CIK 1835256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2024
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the last sale price on New York Stock Exchange on January 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $455,415,000.
The registrant had outstanding 147,165,073 shares of common stock, $0.01 par value per share, as of September 26, 2024.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K and other materials filed or to be filed by us with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) contains statements that are or may be considered to be, forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:
•    risks related to the satisfaction of the conditions to closing of the Merger (as defined herein) (including the failure to obtain necessary regulatory approvals and the requisite approval of the stockholders) in the anticipated timeframe or at all;
•    the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined herein);
•    risks related to disruption of management’s attention from Duckhorn’s ongoing business operations due to the Merger;
•    disruption from the Merger making it difficult to maintain business and operational relationships, including retaining and hiring key personnel and maintaining relationships with Duckhorn’s customers, distributors, suppliers and others with whom it does business;
•    significant transaction costs;
•    the risk of litigation and/or regulatory actions related to the Merger;
•    the possibility that competing offers or acquisition proposals for Duckhorn will be made;
•    restrictions imposed on our business during the pendency of the Merger;
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

•    our ability to operate, update or implement our information technology (“IT”) systems;
•    our ability to successfully pursue strategic acquisitions and integrate acquired businesses;
•    our potential ability to obtain additional financing when and if needed;
•    our substantial indebtedness and our ability to maintain compliance with restrictive covenants in the documents governing such indebtedness;
•    our largest stockholders’ significant influence over us;
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
Investors and others should note that we may announce material information to our investors using our investor relations website (https://ir.duckhorn.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our Company, our business and other issues. It is possible that the information we post on social media could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only. Circana refers to Total U.S. Foods scanner data available on a subscription basis from Information Resources, Inc., a technology, analytics and data company.
On April 30, 2024, Auguste Merger Sub, Inc. (“Auguste Merger Sub”), a subsidiary of the Company, completed the acquisition of Sonoma-Cutrer pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger, dated as of November 16, 2023, by and among the Company, Auguste Merger Sub, Brown-Forman Corporation and Sonoma-Cutrer. Accordingly, the results of Sonoma-Cutrer included in our Consolidated Statements of Operations are from May 1, 2024 through July 31, 2024.

Risk Factors Summary
An investment in our common stock involves a high degree of risk. Any of the factors set forth under “Risk Factors” may limit our ability to successfully execute our business strategy. You should carefully consider all of the information set forth in this Annual Report on Form 10-K, and, in particular, you should evaluate the specific factors set forth under “Risk Factors” in deciding whether to invest in our common stock. Among these important risks are the following:
•We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.
•There is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.
•While the Merger Agreement is in effect, we are subject to certain interim covenants.
•The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.
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
•If we fail to effectively price our products or implement price increases, our financial condition may be adversely affected.
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
•Our largest stockholders have significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

PART I
Item 1. Business
The Duckhorn Portfolio, Inc. (collectively, “Company,” “we,” “us,” “our,” “Duckhorn”), is the premier, scaled pure-play producer of luxury wines in North America. We have delighted millions of consumers with authentic, high-quality, approachable wines for over four decades. We make a curated and comprehensive portfolio of highly acclaimed luxury wines across multiple varieties, appellations, brands and price points. Our portfolio is focused exclusively on the desirable luxury segment, which we define as wines sold for $15 or higher per 750ml bottle.
We sell our wines in all 50 states, the District of Columbia and over 50 countries at prices ranging from $20 to $230 per bottle under a world-class luxury portfolio of winery brands, including Duckhorn Vineyards, Decoy, Sonoma-Cutrer, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark. Our wines have a strong record of achieving critical acclaim, vintage after vintage. Each winery brand boasts its own winemaking team to create distinct experiences for consumers, to ensure product quality and continuity and to galvanize sustainable farming practices. Beyond our winemaking teams is an organization comprised of passionate, talented employees, including a highly-tenured executive team, which draws upon decades of experience at Duckhorn, at other luxury wine companies and in the broader consumer goods sector and establishments that are licensed to purchase our wine for resale to consumers, such as grocery stores, liquor stores and restaurants (“retail sector”).
We sell our wines in our wholesale channel, to distributors and directly to trade accounts in California, and to consumers in our direct to consumer (“DTC”) channel, each of which leverage long-standing relationships developed for more than 45 years and provide relatively comparable and attractive gross profit margins and adjusted EBITDA margins. Our comprehensive sales force builds deep and impactful relationships with distributors and direct to trade accounts in our wholesale channel. In addition, our DTC channel leverages our multi-winery e-commerce website and features our subscription wine clubs and tasting rooms.
Industry background
Our target market
A majority of our wine is sold in the U.S. market, where more wine is consumed than any other nation. Given our scale, exclusive luxury focus, and well established brand reputation in the market, we believe we are well positioned to continue to grow and take market share. We believe the performance of our wholesale business has been driven in part by our ability to identify new accounts that are appropriate to sell our luxury wine and grow our presence in those accounts while continuing to take share in existing accounts.
Luxury wine segment
American Millennials and Generation X adults have come of age in a culture where cooking shows, celebrity chefs, farmers’ markets and food blogs are the norm. U.S. consumers have had an increasing appetite for high-quality food and drinks and are willing to pay more for items of superior quality. According to Circana data, the luxury wine segment increased its share of the overall wine market by approximately 10% between December 2019 and July 2024. According to the Circana data, U.S. luxury wine segment dollar sales was relatively flat for Fiscal 2024, while our portfolio grew 1.8% during the same period. The luxury wine segment refers to wines sold for $15 or higher per 750ml bottle and the ultra-luxury wine subsegment refers to wines with suggested retail prices of $25 or higher per 750ml bottle. We believe that the luxury wine category will continue to outperform other segments of the U.S. wine industry and anticipate that our diversified portfolio of well-established winery brands will enable us to continue taking market share as consumers seek authentic and trusted brands.
Luxury producer fragmentation and distributor consolidation
Much of the growth in the U.S. wine industry is being driven by suppliers of scale. The luxury wine segment, despite being the fastest growing price segment of the U.S. wine market, remains highly fragmented. In the luxury segment, our winery brands compete with a large number of wine producers for consumers, from a vast number of small volume local wineries to divisions of large conglomerates. We have the advantage of being one of only a few wine producers of scale that focus exclusively on the luxury category.
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
Key drivers of our continued success
We have consistently been a leader in the wine industry and believe we are well positioned against other producers, large and small, in terms of price, quality, luxury authenticity, portfolio depth, innovation, product visibility and channel presence. In the 52-week period ended July 31, 2024, our off-premise average selling price per bottle over this period was the third highest of the top 25 U.S. wine suppliers, as measured by Circana. We estimate that our on-premise average selling price per bottle is typically between two and three times the off-premise average selling price.
We attribute our success to the following strengths:
Curated and comprehensive portfolio of luxury wines. Our portfolio encompasses 11 luxury wine brands that champion more than 14 varieties, appealing to the diverse tastes of luxury wine consumers. Duckhorn Vineyards, Decoy, Sonoma-Cutrer and Kosta Browne are the cornerstones of this curated and comprehensive portfolio and reinforce the credibility and brand strength of our entire portfolio.
Our portfolio breadth and depth also allow us to offer tiered pricing within the luxury wine segment, enabling us to attract new consumers with affordable wines and deepen our relationship with them as they seek more premium offerings. The Decoy brand provides high-quality wines at accessible prices, often serving as the customer gateway into our luxury wine offerings across our broader portfolio. Duckhorn Vineyards, Sonoma-Cutrer, Kosta Browne and our other winery brands provide the consumer an opportunity to both elevate and broaden their experience with the wines in our diverse luxury portfolio.
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
Exceptional brand strength and critical acclaim. The Duckhorn Portfolio has consistently received stellar reviews across varieties, geographies and price points from the industry’s top critics and publications. During Fiscal 2024, the Duckhorn Vineyards Napa Valley Monitor Ledge Vineyard Cabernet Sauvignon received one of the industry’s most prestigious awards, Wine of the Year from Wine Enthusiast magazine. In previous years, the Kosta Browne Sonoma Coast Pinot Noir and the Duckhorn Vineyards Napa Valley Three Palms Vineyard Merlot were named Wine Spectator magazine’s Wine of the Year. Critics within our industry widely use a 100-point scale to score individual wines, and we take pride in our consistent track record of 90+ point wines, scores that indicate superior quality. The strength of our winery brands is also demonstrated by our market-leading sales in some of the most popular varieties in the U.S. luxury market. During Fiscal 2024, we had the top selling, by dollar sales, domestic luxury wines for Cabernet Sauvignon (the highest selling luxury variety during the period) and Merlot and the second top selling, by dollar sales, domestic luxury wine for Sauvignon Blanc, in each case according to Circana. These three varieties combined represented approximately 32% of the total U.S. luxury wine market during the same period.
Scaled luxury pure-play portfolio. As the luxury wine segment is highly fragmented, we have the advantage of being the largest U.S. pure-play luxury wine company. In this environment, we believe that being a scaled luxury producer is highly appealing to most distributors and retailers because our comprehensive portfolio offering provides a “one-stop shop” solution for all their luxury wine needs. The recent addition of Sonoma-Cutrer, a well-established chardonnay wine brand, to the portfolio bolsters our scale and portfolio breadth, further strengthening that appeal.
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
Our large, highly knowledgeable sales force is another key advantage of our scale relative to small luxury producers. We deploy our sales force in the wholesale channel to represent our entire portfolio to our vast network of distributors and trade accounts. While smaller luxury wine brands rely on distributors to introduce and promote brands, our sales force takes direct action to strengthen our account relationships. As a credentialed luxury supplier of choice, we expect to benefit from further enhanced distributor prioritization due to sell-through confidence, increased scale and operational efficiency.
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
Since our founding more than 45 years ago, we have been selling directly to trade accounts in California, a point of distinction among large California wine producers, many of which sell through a distributor in the state. We believe our direct to trade accounts business in California gives us a competitive advantage by allowing us more control over sales, branding and other marketing support, and more visibility into sell-through rates. In addition, we enjoy significantly stronger gross margins by selling directly to trade accounts, rather than selling through a distributor. However, due to selling expense as a percentage of net sales variability, adjusted EBITDA margins are relatively comparable across the various channels.
Our DTC channel is a powerful marketing engine. This part of our business encompasses our multi-winery e-commerce website, featuring our subscription wine clubs, and is reinforced by our eight stylistically unique and high-touch tasting rooms located throughout Northern California and Washington. Our ultra-luxury wines are prominently featured in this channel, yielding high average bottle prices. Early access to new releases, a compelling slate of member benefits and active cross-marketing throughout the portfolio drive wine club member loyalty and sales. These strategies maximize each winery brand and property while driving awareness for our other world-class wines and properties, resulting in more and longer lasting connections with consumers and wholesale customers.
Diversified and scalable production model. The success of The Duckhorn Portfolio is underpinned by our strategic, diversified and scalable supply and production platform. We strive for capital efficiency and secure the majority of our grape supply by leveraging long-standing relationships within a vast, geographically diversified network of more than 300 trusted third-party growers and bulk wine suppliers. During the harvest that occurred in

Fiscal 2024, we complemented our grower-sourced grape supply with fruit from 31 strategically located vineyards controlled or owned by the Company (“Estate properties”) spanning approximately 1,100 acres. This does not include the 1,100 Estate property acres subsequently acquired with Sonoma-Cutrer, which the Company expects to source from moving forward.
We also strive to achieve an optimal balance between in-house production and custom crush partners, with a focus on efficiency, diversification and ensuring the highest quality of our luxury wines. Toward that end, we acquired the Geyserville winery in Fiscal 2023, and took occupancy in Fiscal 2024. We produce most of our wine at one of our state-of-the-art wineries and the remainder at third-party facilities.
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
Exceptional leadership team
We have an exceptional, culture-driven leadership team at The Duckhorn Portfolio which is dedicated to the success and growth of the Company. The Company’s executive team, led by the President and Chief Executive Officer, is currently comprised of four strategic and functionally focused executive vice presidents in the following departments: Sales, Production, Finance/IT and Strategy/Legal. This leadership team has grown net sales by successfully managing the business through multiple economic cycles, challenging environmental externalities and the integration of multiple acquisitions. Supporting this leadership team is a deep bench of highly talented managers, many of whom have a long history at the Company and with our winery brands.
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
Build and leverage brand strength to gain market share
We believe our comprehensive sales and marketing plan will continue to allow us to grow sales for our winery brands to existing customers and a new generation of customers. By harnessing both the individual and collective brand strength of our diverse luxury wine portfolio, we not only engage consumers but also fortify our reputation in the consolidating luxury wine segment, thereby acting as a strong driver of revenue growth and market share expansion.
The primary aim of our marketing strategy is to increase brand awareness and consumer engagement. We achieve this through public relations, advertising, strategic event participation and partnerships, rich content creation and social/digital engagement, so we can meet the consumer wherever they are.

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
These marketing activities work in tandem with our sales plan, which capitalizes on our brand equity and proven track record to nurture deep distributor and retailer relationships to drive long-term and sustainable sales growth. This plan is made possible by our omni-channel sales platform, which enables us to grow, both through volume increases and periodic price increases. We expect our differentiated platform advantage will continue to increase our brand awareness and presence in the fragmented luxury wine segment. As our portfolio continues to grow across multiple tiers in the luxury category, we believe we will continue to attract greater attention from retailers. We believe that this increased attention from retailers, coupled with the efforts of our exceptional sales force, will provide further motivation for our distributors to broaden our distribution to additional trade customers.
Establishing and maintaining awareness of The Duckhorn Portfolio as a premier luxury winemaker is paramount to our growth and success, and we believe our sales and marketing strength will reinforce this and enable us to continue taking market share in a marketplace increasingly marked by distributor consolidation and increased competitive activities.
Insightful and targeted portfolio evolution
Our curated and comprehensive portfolio and historical growth result from long-term dedication to continuous evolution and alignment with the luxury wine consumer. As we continue to scale, we believe our product innovation pipeline will enable us to adapt and remain at the forefront of our industry.
One of our most successful growth initiatives has been the long-term development and evolution of Decoy, which began with a single offering and now includes 18 different labels across our Decoy and Decoy Limited offerings. In recent years, we successfully launched nine new Decoy labels, including Decoy Featherweight Sauvignon Blanc during Fiscal 2024. Decoy Featherweight, which is 80 calories per five-ounce serving and has an alcohol content of 9%, which establishes our presence in the lower-in-calorie/lower-in-alcohol wine category. In addition, we launched several other inaugural category offerings: Decoy Limited Paso Robles Cabernet Sauvignon and Decoy Brut Cuvée Sparkling.
Expand and accelerate wholesale channel distribution
We see an opportunity to continue to expand our retail accounts and increase cases and labels sold per retail account, most prominently by leveraging the strength of our powerhouse Decoy brand. In Fiscal 2024, we increased the number of our accounts and our number of distribution points. While the wholesale channel has experienced significant distributor consolidation and increased competition in recent years, we believe our long-standing commercial relationships coupled with exceptional portfolio strength position us to capture this distribution growth opportunity and accelerate sales to our distributors and trade accounts. Additionally, we anticipate that a formalized set of agreements executed in Fiscal 2024 with our key wholesale distributors will result in greater distributor focus and accountability, thereby providing greater confidence in our ability to achieve growth goals.
We also plan to continue to invest in our wholesale channel sales force to expand our network of distributor and account advocates and to grow our retail presence. In Fiscal 2024, investments in our sales team contributed to our exceptional performance in the markets where such investments were made. Additionally, our scale and luxury focus have allowed us to grow our presence in the competitive international wine market. For the same reasons that we are appealing to domestic distributors and retailers, we believe importers looking to expand their offerings of American wines view us as an attractive supplier.

Continue to invest in DTC capabilities
We plan to continue to invest in our DTC channel, which was 13.9% of net sales in Fiscal 2024. This robust channel provides an important means for us to engage with consumers, create brand evangelists and drive adoption across our portfolio. This channel also favorably impacts gross margins, as wines sold through our DTC programs are generally more exclusive and higher-priced wines. However, due to selling expense as a percentage of net sales variability, adjusted EBITDA margins are relatively comparable across the various channels. Our DTC channel will continue to play a critical role in authenticating our luxury credentials with consumers, and we believe our scaled presence and expertise in the channel separates us from our competitors.
Evaluate strategic acquisitions opportunistically
As part of our ongoing growth strategy, we strategically evaluate acquisition opportunities. While our growth and success are not contingent upon future acquisitions, we believe our leadership and operational teams have the capabilities and experience to execute and integrate acquisitions to create stockholder value. We actively track and evaluate acquisition opportunities that could create strategic advantages for our business. In Fiscal 2024, this approach led to the successful acquisition of Sonoma-Cutrer, which expands the Company’s portfolio of luxury Chardonnay and doubles our Estate property acres. The acquisition of Geyserville winery in Fiscal 2023, which included a production facility and a vineyard, has allowed us to further bolster our in-house production capacity. We expect these acquisitions will work to further optimize our grape sourcing and wine production.
Farming and winery operations
Farming
During Fiscal 2024, we farmed approximately 1,100 Estate property acres we own or control through leases throughout the premier grape-growing regions in California and Washington. Between 2022 and 2024, our Estate properties produced, on average, 10% of the grapes required to meet our wine production needs. Approximately 90% of grapes were sourced from third-party growers, many of whom we have worked with for decades. Due to our ongoing reinvestment in our vineyard infrastructure, the natural lifecycle of grapevines and other business and agricultural considerations, the exact number of acres that are fallow, bearing fruit or producing a specific variety is in perpetual fluctuation. We are engaged in a number of sustainable winegrowing practices and work diligently to address climate change vulnerability. We further our commitment to responsible land stewardship by designing our vineyards to minimize impact on the surrounding environment and using sophisticated farming practices to encourage soil enhancement, erosion control and healthy ecosystems through native cover crops and water-efficient rootstock.
Winemaking
Our wineries are equipped with state-of-the-art technology designed to ensure optimal quality, allowing our winemaking teams a high level of visibility in reaching the desired results. Much of our wine is produced at an ISO-9001-certified plant. Once wine grapes have been harvested, the fruit is delivered by truck from the vineyard to the winery to begin the winemaking process. Each winery brand has its own winemaking team that designs and implements quality control plans for each stage of the production process. For Fiscal 2024, approximately 70% of our grape crush mix by net weight was processed at one of our wineries, and the remaining 30% was processed under our direction at custom crush partner facilities.
Great care is taken in the grape selection process to maximize the quality of grape clusters that are used in our wines. Once the winemaking team is satisfied that the grapes are of consistent ripeness and quality, the grapes are destemmed, crushed and later pumped into fermentation tanks. Once the fermentation process is complete, the wine is moved into barrels or storage tanks for cellaring. Nearly 80% of our wines are bottled at one of our facilities, which allows us to nimbly change bottling schedules at our facilities to meet changing demand. Across our facilities, we believe we have sufficient infrastructure, equipment and entitlements to accommodate our needs as we expand operations in the future.
At the end of bottling, labeled bottles are loaded into cases and placed in storage ready for transit. Wine must be transported by trucks, trailers or rail that are able to maintain the proper temperature to maintain the quality and integrity of the wine. Most wine sold through the DTC channel, unless collected by the customer at a tasting room, is shipped from one of several storage locations via common carrier in compliance with applicable regulations. Wine sold directly to trade accounts in California is transported by carrier to the retail account. Wine sold in the wholesale channel to distributors and exported internationally is transported by carrier to the distributor or foreign importer that purchased the wine. The distributor or foreign importer stores our wines at staging locations and fulfills orders from on- and off-premise accounts in its respective territory.
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
Long production cycle
Our red wines generally have a harvest-to-release inventory lifecycle that can range from 14 to 48 months. Our white, rosé and sparkling wines generally have a harvest-to-release inventory lifecycle that can range from six to 43 months. While there is a cost to cellaring and storing wine for long periods before release, we believe the length of our production cycle is beneficial because it provides us visibility into future costs of goods sold, margin and return on investment, as well as an opportunity to adjust inventory volume in anticipation of changes in demand.
Our omni-channel sales and distribution platform
Once our wine is produced, there are two primary routes for it to reach our consumers: our wholesale channel, which includes sales directly to trade accounts in California and sales through distributors, and our DTC channel, through which we sell directly to our consumers. Our distributors, California direct to trade accounts business and DTC channel made up 69.8%, 16.3% and 13.9%, respectively, of our net sales in Fiscal 2024.
The wholesale channel: Distributors and California direct to trade
Our wholesale business, other than our direct to trade business in California, operates as a part of the state and federal government-mandated three-tier system, which establishes three categories of licensees: the producer (the party that makes the wine), the distributor (the party that buys the wine from the producer and, in turn, sells it to the retailer) and the retailer (the party that sells the wine to the ultimate consumer). The U.S. alcoholic beverage regulatory framework generally prohibits alcohol producers from selling alcohol in the wholesale channel directly to trade accounts located outside of the producer’s home state. However, we are able to sell directly to trade accounts in California, as a benefit of our California (Type 02) winegrowers license.
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
We deploy our sales force, comprised of approximately 90 dedicated sales professionals as of July 31, 2024, in our wholesale channel to support our vast network of distributors and trade accounts. Understanding how consumers will connect with brands is critical in allocating shelf and menu space. While many smaller luxury brands rely on distributors to introduce and promote their brands to retailers, our sales force takes direct action to deepen our existing distributor relationships as well as to work with trade accounts to strengthen our brand equity.

The DTC channel
Our DTC channel activities encompass eight tasting rooms, several popular wine clubs, a robust multi-winery e-commerce website and universal shopping cart, a powerful Kosta Browne member allocation model and high-touch customer service teams. Our team of approximately 100 hospitality professionals, including seasonal and on-call employees, serve as ambassadors for our winery brands in our tasting rooms.
One catalyst of the DTC business is by-appointment seated tasting experiences supported by highly trained wine specialists who connect guests with our rarest wines, dynamic people and beautiful properties. The tasting room experience is designed to turn each guest into a brand evangelist and encourage future connections and purchases throughout our portfolio and channels.
Nearly all winery brands are available on the website via our universal shopping cart so that a consumer who discovers us for one brand or particular label will quickly be introduced to our other winery brands to fulfill their future wine needs. These strategies maximize each brand and property while driving awareness for our other world-class wines and properties, resulting in more and longer lasting connections with consumers and accounts. DTC is the channel with the highest gross profit margins and a critical marketing engine that creates brand strength to drive sales of our most expensive wines.
Marketing
Strategy
Our marketing strategy is centered around our goal of making The Duckhorn Portfolio the producer of choice for luxury wine consumers and accounts. To that end, our marketing activities are organized around three major functional areas: consumer marketing, account marketing and new product development.
Consumer marketing activities are focused on increasing awareness and creating engaged consumers through public relations, advertising, rich content creation and social/digital engagement for our wines and tasting experiences offered in our DTC channel. Our account marketing activities are focused on cultivating strong relationships and success with our top distributors and national chain accounts, including display merchandising, promotions and distribution expansion. Our approach to consumer and account marketing enables us to effectively leverage and cross-promote our two top selling winery brands: Decoy and Duckhorn Vineyards.
New product development and innovation are also critical to our marketing strategy. We continue to see growth in net sales from labels developed within the last five years, such as Decoy Limited Alexander Valley Cabernet Sauvignon, Decoy Featherweight Sauvignon Blanc, Duckhorn Vineyards Oakville Cabernet Sauvignon, Postmark Paso Robles Cabernet Sauvignon, and a sparkling Decoy Brut Cuvée. The success of our higher-priced Decoy Limited tier is cementing Decoy as a luxury winery brand with both breadth and depth.
As a globally recognized wine company, we strive to consistently and responsibly market our products in a legal, safe and compliant manner. We promote health and safety by requiring employees, partners and vendors involved in the promotion of our winery brands to engage in practices and messaging consistent with responsible and safe consumption of our wines.
Marketing spend
Our annual marketing spend is divided into two major components: account-focused activities to create unique and dynamic programs and consumer-focused activities to raise winery brand and portfolio awareness, create engagement and ultimately make a sale. Account spending primarily includes support for national accounts and display merchandising materials, support for e-commerce curbside pick-up and grocery delivery services and other advertising. Consumer spending includes public relations, advertising, events, content creation and digital spend on social media and paid search marketing. Having a strategic focus and budget dedicated to our top customers has yielded strong relationships and results. Kosta Browne’s consumer-focused marketing predominantly supports the annual member offerings, digital marketing programs and high-touch collateral for member communication and events.

Social media and engagement
Our social media marketing is designed to employ captivating content to re-create the powerful community-building prowess of our winery brands online. With approximately 483,000 followers combined, across Instagram, Facebook and X, we increased our followers by approximately 49%, including newly acquired Sonoma-Cutrer accounts, in Fiscal 2024 as compared to Fiscal 2023. The significant increase was primarily driven by the addition of Sonoma-Cutrer's followers. We surpass many of our competitors and are capitalizing on the current social media consumption trends to drive awareness, engagement, lead generation and sales, and many of our social media posts celebrate diversity and the inclusive culture we enjoy. Duckhorn Vineyards, Sonoma-Cutrer and Decoy primarily focus on driving awareness and engagement, while Kosta Browne is particularly adept at using lead acquisition social engagement to drive new DTC membership. A portion of our annual marketing budget is spent on social media influencer marketing, social advertising and social monitoring. These efforts primarily support our Decoy, Duckhorn Vineyards and Sonoma-Cutrer winery brands given their larger audience size.
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
We are proud of the average tenure of our full-time employees, at approximately five years, which we believe is partially a result of our particular continuous focus on employee enrichment. For example, because many roles at the Company have a physical component, we maintain a comprehensive injury and illness prevention program to enhance employee safety. We believe our company culture is a key competitive advantage and a strong contributor to our success.
Workforce
Our people are the core of our company and are a part of every aspect of our business. Our workforce is comprised of dedicated, passionate employees who bring insights and knowledge to the Company through a wide variety of professional experiences and backgrounds. As of July 31, 2024, we had approximately 560 full-time, 25 part-time and 45 seasonal employees, all of which are employed in the U.S. We rely on temporary personnel to supplement our workforce, primarily on our farming teams. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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

Diversity, Equity and Inclusion
We embrace diversity, equity, and inclusion (“DE&I”) as essential values. Our teams represent diverse backgrounds including geographies, cultures, ethnicities, religions, races, genders, sexual orientations, abilities and generations. We are dedicated to fostering an inclusive work environment across our business and within the wine industry. We value equity, ensuring fair access to resources for all, as well as inclusion, by fostering understanding and equal opportunities for our employees and communities.
Our commitment to environmental, social and governance leadership
We believe that the management of Environmental, Social and Corporate Governance (“ESG”) risks and opportunities we face as a company and an industry is central to our Company’s mission, because our overall success is directly linked to how responsibly and sustainably we run our business. We routinely take steps to address environmental concerns and climate change, strengthen the support of our employees and the communities in which we live and adhere to best practices in corporate governance and risk mitigation. Our ESG priorities, which are subject to change during the year, include, but are not limited to: sustainable agriculture, water conservation, responsible packaging, DE&I, human capital management, health and safety, responsible beverage service practices, enterprise risk management, data privacy and cybersecurity. We make strategic investments to continuously strengthen our ESG program and allow for responsible management of ESG factors that may impact the long-term interests of our stockholders. Our annual Responsibility and Sustainability Report examines the oversight and management of ESG elements that are fundamental to our business, discusses how we are operationally combating climate change, as well as details our work to support our employees and communities.
Our ESG program and the respective initiatives are organized into pillars, each containing specific goals and focus areas:
•Fostering healthy habits and communities. This pillar focuses on supporting the positive consumption habits of our consumers and the overall health of our employees and communities. Our goals in this pillar focus on decreasing total recordable incident rates in our employee base as well as increasing employee use of volunteer time off in our communities.
•Elevating DE&I. This pillar focuses on encouraging and supporting DE&I practices throughout our organization. Our goals in this pillar focus on enacting policies reflective of our business and employee worldviews and maintaining and enhancing representation in managerial positions at the Company.
•Advancing water stewardship. This pillar focuses on protecting valuable and limited water resources through sustainable water management. Our goals in this pillar focus on reducing our water withdrawn per ton of grapes crushed at our production facilities and increasing water resiliency in our Estate vineyards.
•Championing a low carbon future. This pillar focuses on taking strong climate action towards a low carbon future. Our goal in this pillar focuses specifically on continuing to decrease emissions caused by our supply chain. We made great progress against this goal through our successful transition to lightweight glass serving approximately 50% of our bottle molds, translating to a reduction of about 46 metric tons of CO2 annually.
•Modeling sustainability and efficiency. This pillar focuses on ensuring our consumption and production patterns are sustainable by design. Our goals in this pillar focus on decreasing our product footprint in our internal supply chain, supplying some of the energy for our production facilities using solar panels and elevating biodiversity.
Our ESG program is led by our Strategy and Legal Department, which supports the execution of ESG initiatives through partnership with stockholders across all departments in the Company. The Company's Nominating and Corporate Governance Committee of the Board of Directors, as well as our President, Chief Executive Officer and Chairperson, provide strategic direction and oversight with respect to the evolving priorities of the ESG program and receive quarterly reports with respect to the quantitative and qualitative progress of goal attainment. In addition, we report to our stockholders the results of our ESG initiatives on an annual basis.
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
We believe we are in compliance with these statutes and regulations and that they did not adversely affect our business, liquidity, financial condition and/or results of operations during Fiscal 2024.
Intellectual property
We establish, protect and defend our intellectual property in a number of ways, including through intellectual property laws, domestic and foreign trademark protections, intellectual property licenses and social media and information security policies. We focus significant resources on tracking and monitoring our trademarks for potentially infringing marks. Our trademarks are valuable assets that reinforce the distinctiveness of our winery brands and our portfolio strength. As of July 31, 2024, we had four registered copyrights, 77 unique-mark trademarks, 14 pending trademark applications and 253 issued trademarks with the U.S. Patent and Trademark Office, foreign nations and international intellectual property organizations, such as the World Intellectual Property Organization.
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

Item 1A. Risk Factors
Risks Related to the Proposed Merger
On October 6, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marlee Buyer, Inc., a Delaware corporation (“Parent”) and affiliate of Butterfly Equity LP (“Butterfly”), and Marlee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Under the terms of the Merger Agreement, the Company’s stockholders will receive $11.10 per share in cash upon completion of the proposed transaction. See Note 19 (Subsequent Events), appearing in this Annual Report on Form 10-K for further information.
The Merger Agreement was unanimously approved by our Board of Directors. The description of the Merger Agreement in these Risk Factors does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K.
We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.
The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving stockholder approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:
•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•the requirement that we pay a termination fee under certain circumstances.
In addition, Butterfly has obtained significant equity and debt financing commitments for the transactions contemplated by the Merger Agreement, but the obligations of any lenders to provide the debt financing under the Debt Commitment Letter (as such term is defined in the Merger Agreement) are subject to a number of conditions, including the receipt of executed loan documentation, accuracy of representations and warranties, consummation of the transactions contemplated in the Merger Agreement and contribution of the equity contemplated by the Equity Commitment Letter (as such term is defined in the Merger Agreement). Parent is dependent upon its limited partners funding into Butterfly-managed investment funds to fund its equity commitment. If any of Butterfly’s limited partners fail to follow-through on its commitment to fund a Butterfly-managed fund at the closing of the proposed transaction, Butterfly may be unable to fund the required equity to consummate the transaction, and the proposed transaction may not close.
In addition, the efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.
If the proposed Merger is delayed or not completed, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available liquidity that would have otherwise been available for other uses.
If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $53.5 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available liquidity that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.
We are subject to various uncertainties while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.
While the Merger Agreement is in effect, we are subject to certain interim covenants.
The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Parent. Under the Merger Agreement, beginning at 11:59 p.m. (Pacific time) on November 20, 2024 we will become subject to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. These restrictions, including the added expense of the termination fees that may become payable by us in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.

We and our directors and officers may be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no material order preventing or materially delaying the consummation of the Merger shall have been issued by any court. Consequently, if any such lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
We will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly.
Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, vendors and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.
If the Merger is consummated, our stockholders will not be able to participate in any further upside to our business.
If the Merger is consummated, our stockholders will receive $11.10 in cash per common share owned by them, without interest and subject to applicable tax withholding, and will not receive any equity interests of Parent. As a result, if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.
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
An increasingly large percentage of our net sales is concentrated within a small number of wholesale customers. Our five largest customers represented approximately 45% of total net sales in Fiscal 2024. Additionally, a substantial portion of our wholesale channel is commanded by large retailers. The purchasing power of these companies is significant, and they have the ability to command concessions. There can be no assurance that the distributors and retailers we use will continue to purchase our wines or provide our wines with adequate levels of promotional and merchandising support. In addition, changes to any of our distribution partners in important markets could result in temporary or longer-term sales disruption, higher costs and harm to other business relationships we may have. In May 2024, we announced that we entered into distribution agreements with Republic National Distributing Company (“RNDC”) and Breakthru Beverage Group (“BBG”), with the goal of driving profitable growth of sales through an increase in focus and investment in the wholesale channel. These distributor changes could result in temporary disruption to our deliveries to retailers. Further, there can be no assurance that the distributor changes will achieve the intended benefits on the time frame we expect or at all. The loss of one or more major accounts or the need to make significant concessions to retain one or more such accounts could have a material and adverse effect on our business, results of operations and financial condition.

A reduction in consumer demand for wine, which may result from a variety of factors, including demographic shifts, desirable substitutes and decreases in discretionary spending, could materially and adversely affect our business, results of operations and financial condition.
Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, changes in discretionary income (including as a result of inflation and the resulting economic disruption), public health policies and perceptions and changes in leisure, dining and beverage consumption patterns. Our continued success will require us to anticipate and respond effectively to shifts in consumer behavior and drinking tastes. If consumer preferences were to move away from our luxury winery brands or labels, our results of operations would be materially and adversely affected.
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
The marketplace in which we operate is highly competitive and in recent years has seen the entrance of new competitors and products targeting similar customer groups to our business. To stay competitive and forge new connections with customers, we are continuing to invest in the expansion of our DTC channel.
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
The production of our luxury wines and the ability to fulfill the demand for our wines is restricted by the availability of premium grapes and bulk wines from third-party growers. On average, between 2022 and 2024, approximately 10% of our grape inputs per year came from our own Estate properties and the remaining amount primarily came from third parties in the form of contracted grapes and contracted bulk wine.
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
Disruptions to our operations, or the operations of any of our suppliers or third-party production or storage facilities or shipping partners, caused by adverse weather, natural disasters, public health emergencies, human errors or other unforeseen circumstances may adversely affect our business, results of operations and financial condition. A consequence of any of these or supply chain disruptions, including the temporary inability to produce our wines due to the closure of our production sites or an inability to transport our wines at a reasonable cost or at all, could prevent us from meeting consumer demand in the near term or long-term for our aged wines. The occurrence of any such disruptions during a peak time of demand for such processed materials could increase the magnitude of the effect on our distribution network and sales. In addition, distributors may seek to maintain larger inventories of our wine as a consequence of these disruptions. Failure to adequately prepare for and address any such disruptions could materially and adversely affect our business, results of operations and financial condition.
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
We are subject to risks associated with adverse economic conditions in the U.S. and globally, including economic slowdown or recession, pandemic risk, inflation, and the disruption, volatility and tightening of credit and capital markets. Since our operations and our customers are mainly in the U.S., we are particularly susceptible to consumer trends, market fluctuations, adverse regulations, the economic climate and other adverse events in the U.S. Recent events, including military conflicts in Ukraine and the Middle East, inflationary conditions and high interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession, may lead to decreased consumer spending on discretionary items, including wine.
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
Our sales and pricing are subject to seasonal fluctuations. Our net sales are typically highest in the first half of our fiscal year due to increased consumer demand leading up to and around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season, which has the effect of lowering average selling prices as a result of the shift in sales channel mix as well as the use of distributor and retail sales discounts and promotions in our wholesale channel. We typically experience a higher concentration of sales through our DTC channel in the first and fourth fiscal quarters since wine club and allocation shipments are timed to avoid hot summer weather. In Fiscal 2024, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%,

27%, 24% and 22%, respectively, of our total net sales for the year, excluding net sales related to Sonoma-Cutrer. Due to the relative importance of the first and second fiscal quarters, slower than anticipated demand for our wines in those quarters could have a materially adverse effect on our annual fiscal results. A failure by us to adequately prepare for periods of increased demand, or any event that disrupts our distribution channels during the first half of each fiscal year, could have a material adverse effect on our business and results of operations. A number of other factors which are difficult to predict could also affect the seasonality or variability of our financial performance. Therefore, you should not rely on the results of a single fiscal quarter as an indication of our annual results or future performance.
If we are unable to secure and protect our intellectual property in domestic and foreign markets, including trademarks for our winery brands, vineyards and wines, the value of our winery brands and intellectual property could decline, which could have a material and adverse effect on our business, results of operations and financial condition.
Our future success depends significantly on our ability to protect our current and future winery brands and wines and to enforce and defend our trademarks and other intellectual property rights. We rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality procedures and contractual restrictions, to secure and protect our intellectual property rights. We have been granted 77 trademark registrations in the U.S. and numerous trademark registrations in other countries covering many of our winery and wine brands, and we have filed, and expect to continue to file, trademark applications seeking to protect newly-developed winery and wine brands. We cannot be sure that trademark registrations will be issued to us under any of our trademark applications. Our trademark applications could be opposed by third parties, and our trademark rights, including registered trademarks, could also be challenged. There can be no assurance that we will be successful in defending our trademarks in actions brought by third parties.
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
If any of our vineyards or facilities were to experience a catastrophic loss in the future, it could disrupt our operations, delay production, shipments and our recognition of revenue, and result in potentially significant expenses to repair or replace the vineyard or facility. If such a disruption were to occur, we could breach agreements, our reputation could be harmed, and our business and operating results could be materially and adversely affected. Although we carry insurance to cover property and inventory damage and business interruption, these coverages are subject to deductibles and self-insurance obligations, as well as caps on coverage that could be below the value of losses we could incur in certain catastrophic perils. Furthermore, claims for recovery against our insurance policies can be time-consuming, and may result in significant delays between when we incur damages and when we receive partial or full payment under our insurance policies.
Furthermore, increased incidence or severity of natural disasters has adversely impacted our ability to obtain adequate property damage, inventory and business interruption insurance at financially viable rates, if at all. For example, we have observed certain insurers ceasing to offer certain inventory protection policies, and we have supplemented our insurance coverage recently by purchasing policies at higher premiums. If these trends continue and our insurance coverage is adversely affected, and to the extent we elect to increase our self-insurance obligations, we may be at greater risk that similar future events will cause significant financial losses and materially and adversely affect our business, results of operations and financial condition.
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
From time to time, we may also be party to other litigation or proceedings in the ordinary course of our operations, including in connection with commercial disputes, employment disputes, personal injury claims, enforcement or other regulatory actions by tax, customs, competition, environmental, anti-corruption and other relevant regulatory authorities, or securities- related class action lawsuits, particularly following any significant decline in the price of our securities. Any such litigation or other actions may be expensive to defend and result in damages, penalties or fines as well as reputational damage to our Company and our winery brands and may impact the ability of management to focus on other business matters. Furthermore, any adverse judgments may result in an increase in future insurance premiums, and any judgments for which we are not fully insured may result in a significant financial loss and may materially and adversely affect our business, results of operations and financial condition.
Our failure to adequately manage the risks associated with acquisitions or divestitures, or the failure of an entity in which we have an equity or membership interest, could have a material adverse effect on our business, liquidity, financial condition or results of operations.
As part of our growth strategy, we make acquisitions from time to time that we believe will provide a strategic fit with our business and will increase long-term stockholder value. For example, in April 2024 we consummated the acquisition of Sonoma-Cutrer. Acquisitions, including the acquisition of Sonoma-Cutrer, involve risk and uncertainties, including potential difficulties integrating the acquired company into our operations and culture, implementing and maintaining consistent U.S. public company standards and controls, or controlling exposure to unknown liabilities, as well as possible loss of key accounts, customers or employees and impacts on the perception of existing brands. We may not effectively integrate the business or product offerings of acquired companies into our business or may fail to do so within the anticipated costs or timeframes. We may also fail to retain key customers and suppliers or key employees of acquired companies or successfully implement our business plan for the combined business. In addition, our management makes significant accounting judgments and estimates related to the application of acquisition accounting of acquisitions, including the acquisition of Sonoma-Cutrer under United States Generally Accepted Accounting Principles (“U.S. GAAP”) as well as the underlying valuation models. Our final determinations and appraisals of the estimated fair value of assets acquired and liabilities assumed in our acquisitions, including the acquisition of Sonoma-Cutrer may vary materially from previous estimates and we may fail to realize fully anticipated cost savings, growth opportunities or other potential synergies. We cannot be certain that the fair value of acquired companies or investments will remain constant.
The Sonoma-Cutrer acquisition has, and future acquisitions and investments could result in additional debt and related interest expenses and the issuance of additional shares, which may consequently result in a reduction in our earnings or other financial results. If the financial performance of our Company, as supplemented by the companies acquired, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our results of operations may fail to meet market expectations.
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
There can be no assurance that we will realize the expected benefits of acquisitions, divestitures, investments, or new products. There can be no assurance that the internal control over financial reporting of entities which we consolidate as a result of our investment activities will be as robust as the internal control over financial reporting for our wholly-owned subsidiaries. Our failure to adequately manage the risks associated with acquisitions, divestitures, investments, or new products or the failure of an entity with which we have an equity or membership interest could have a material adverse effect on our business, results of operations or financial condition.
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
A variety of data protection legislation apply in the U.S. at both the federal and state level, including new laws that may impact our operations. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA defines “personal information” in a broad manner and generally requires companies that collect, use, share and otherwise process personal information of California residents to make disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties for purposes of cross-contextual advertising or the sale of personal information, allows consumers to exercise certain rights with respect to any personal information collected and provides a new cause of action for data breaches.
Failure to comply with the CCPA could result in and provides for penalties for noncompliance of up to $7,500 per violation. Additional states have either passed or are considering data protection laws with similarly broad requirements. Other states, including Virginia, Connecticut, and Colorado, have adopted privacy laws with similarly significant requirements. However, these regulations will only apply to us in the event that we process the personal information of more than 100,000 residents of those states in a given year.
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
Global privacy and data protection legislation, enforcement, and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union’s General Data Protection Regulation 2016/679 (“GDPR”), which became effective in May 2018, imposes a broad array of requirements for processing personal data, including elevated disclosure requirements regarding collection and use of such data, requirements that companies allow individuals to obtain copies or demand deletion of personal data held by those companies, limitations on retention of information, and public disclosure of significant data breaches, among other things. The GDPR provides for substantial penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenue for the preceding financial year. From January 1, 2021, the GDPR has been retained in the United Kingdom (“U.K.”), as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“U.K. GDPR”), alongside the U.K.’s Data Protection Act 2018. Although we do not currently operate in Europe, should our operations expand there or if we are deemed to target our services to individuals in the European Economic Area or the United Kingdom, we could be required to comply with the GDPR and U.K. GDPR, which could expose us to significant compliance costs and potential penalties in the event of any actual or alleged violation.
Compliance with these and any other applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new privacy and data protection laws and regulations. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill (both in relation to existing customers and prospective customers) any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Evolving and changing definitions of personal information, personal data, and similar concepts within the European Union, U.K., the U.S. and elsewhere, especially relating to classification of IP addresses, device identifiers, location data, household data and other information we may collect, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of such information and data. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our wines by existing and potential customers.
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
There has been significant public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Federal regulations govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogs to federal regulations and authorities intended to serve similar purposes. In California, we are also subject to state-specific rules, such as those contained in the California Environmental Quality Act, California Air Resources Act, Porter-Cologne Water Quality Control Act, California Water Code sections 13300-13999 and Title 23 of the California Administrative Code and various sections of the Health and Safety Code. We are subject to local environmental regulations that address a number of elements of our wine production process, including air quality, the handling of hazardous waste, recycling, water use and discharge, emissions and traffic impacts. Compliance with these and other environmental regulations requires significant resources. Continued regulatory and market trends towards sustainability may require or incentivize us to make changes to our current business operations. We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses and the cost of capital improvements for our vineyards and wineries to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, uncertainties inherent in litigation and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability and indemnification costs to differ materially from the costs that we have estimated. We may incur costs associated with environmental compliance arising from events we cannot control, such as unusually severe floods, earthquakes or fires. There can be no assurance that our costs in relation to these matters will not exceed our projections or otherwise have a material adverse effect on our business, results of operations and financial condition.

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
Restrictive covenants in our Credit Facility (first lien credit facility pursuant to that certain Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, see Note 10 (Debt)) place limits on our ability to conduct our business. Covenants in our Credit Facility include those that restrict our ability to:
•make acquisitions, incur debt, encumber or sell assets;
•amend our constitutional documents;
•pay dividends;
•engage in mergers and consolidations;
•enter into transactions with affiliates;
•make investments; and
•permit our subsidiaries to enter into certain agreements.
Our Credit Facility also contains financial covenants, including a debt to capitalization ratio test and fixed charge coverage ratio test.
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
We are required pursuant to Section 404 of the Sarbanes Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Any failure to comply with the applicable requirements of Section 404 in a timely manner could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the New York Stock Exchange (“NYSE”), the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future. In addition, we have incurred and will continue to incur significant legal, accounting and other expenses related to our compliance with the Sarbanes-Oxley Act and other applicable securities rules and regulations.
Our largest stockholders have significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
As of July 31, 2024, affiliates of TSG Consumer Partners LLC (“TSG”) and Brown-Forman Corporation (“Brown-Forman”) owned approximately 41.8% and 21.4% of our outstanding common stock, respectively. Although we are no longer a “controlled company” within the meaning of the corporate governance standards of the NYSE, affiliates of TSG and Brown-Forman are able to significantly influence our decisions.
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
Certain of our directors have relationships with TSG or Brown-Forman, which may cause conflicts of interest with respect to our business.
Three of our directors are affiliated with TSG and two are affiliated with Brown-Forman. Our TSG-affiliated directors and Brown-Forman-affiliated directors have fiduciary duties to us and, in addition, have duties to TSG or Brown-Forman, as applicable. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and TSG or Brown-Forman, as applicable, whose interests may be adverse to ours in some circumstances.
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
•limitations on the ability of stockholders to call special meetings and to take action by written consent; and
•the required approval of holders of at least 75% of the voting power of the outstanding shares of our capital stock to adopt, amend or repeal certain provisions of our certificate of incorporation and bylaws or remove directors for cause.
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
We are subject to the reporting requirements of the Exchange Act, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities laws and regulations. Compliance with these laws and regulations increases our legal and financial compliance costs and makes some activities more difficult, time- consuming or costly. We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. However, the incremental costs that we incur as a result of becoming a public company could exceed our estimate. These factors may therefore strain our resources, divert management’s attention and affect our ability to attract and retain qualified members of our board of directors.
A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 147,073,614 shares of common stock as of July 31, 2024. This figure assumes no exercises of outstanding options. TSG and Brown-Forman each have certain demand registration rights. Such sales by TSG and, following the expiration of the lock-up agreement over Brown-Forman’s shares in October 2025 or any applicable early release in accordance with the terms of such lock-up, Brown-Forman could be significant. Such shares can be freely sold in the public market, subject to any lock-up agreements. The market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.
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
Our certificate of incorporation also provides that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision does not apply to claims brought under the Securities Exchange Act of 1934 (“Exchange Act”).
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
Although we have not been materially impacted by recent disruptions in the financial services industry, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. If failures in financial institutions occur where we hold deposits, we could experience additional risk and any such loss or limitation on our cash and cash equivalents would adversely affect our business.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The Company recognizes the importance of developing, implementing and maintaining cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity and availability of our data. The Company employs a holistic process for overseeing and managing cybersecurity and information security risks, which is supported by management, the Audit Committee and the Board.
Cybersecurity Risk Management and Strategy
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This includes, among other initiatives, annual and ongoing security awareness training for employees, mechanisms to detect and monitor unusual network and endpoint activity, integrated threat intelligence and containment and incident response tools.
Our information security program is managed by our Vice President, Information Technology (“VPIT”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. The VPIT reports directly to the Chief Financial Officer (“CFO”), who provides quarterly reports to our Audit Committee and periodic reports to our Board, as well as our Chief Executive Officer and other members of our executive team, as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. Our program is regularly evaluated by internal and external experts with the results of those reviews also reported by the VPIT to the CFO and, subsequently, to our executive team, Board and Audit Committee, as appropriate. We also actively engage with key third-party vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
The Company's approach to cybersecurity risk management includes the following key elements:
Multi-Layered Defense and Continuous Monitoring. The Company employs various approaches to protect its computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from its defense and monitoring efforts to proactively prevent future attacks. The Company's internal cybersecurity team and third-party security services provide comprehensive cyber threat detection and response capabilities and maintain a full-time monitoring system which complements the technology, processes and threat detection techniques we use to monitor, manage and mitigate cybersecurity threats. From time to time, the Company engages third-party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats.
Third-Party Risk Assessments. The Company engages with a range of external experts, including cybersecurity assessors, consultants, legal advisors and auditors in evaluating and testing potential threats to Duckhorn systems. Our collaboration with these parties includes regular reporting, threat assessments and consultation on security enhancements.
Training and Awareness. The Company’s cybersecurity team provides periodic awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Employees with network access participate annually in required trainings, which cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security and educate employees on the importance of reporting all incidents promptly to the Company’s centrally managed cyber defense and security operations teams. The Company also periodically hosts tabletop exercises with management and other employees to practice rapid cyber incident response.
Supplier Engagement. The Company requires its suppliers to comply with its standard information security terms and conditions as a condition of doing business with us. Certain suppliers are also required to complete information security questionnaires to review and assess any potential cyber-related risks depending on the nature of services provided. The Company allows its suppliers limited and monitored access to certain of its networks and systems.

Incident Response Plan. The Company’s cybersecurity team, overseen by our VPIT, implements and oversees processes for the monitoring of our information systems. This includes the deployment of security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we deploy an Incident Response Plan, which includes migrating actions, stakeholder engagement and long-term strategies for remediation and prevention of future incidents.
As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information, see Item 1A. Risk Factors.
Cybersecurity Governance and Oversight
The Company’s cybersecurity risk management program is supervised by our VPIT, who reports directly to the Company’s CFO. The VPIT and his team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our current VPIT has over 20 years of experience in the IT industry and more than 13 years of dedicated service to The Duckhorn Portfolio, where he has played a pivotal role in shaping the company's IT infrastructure and security posture. He brings expertise in Sarbanes-Oxley compliance and is supported by a team of seasoned IT professionals.
The Duckhorn Portfolio Cybersecurity Policy outlines our processes for determining, assessing the materiality of, monitoring and responding to cyber security incidents. The VPIT, CFO and Chief Strategy and Legal Officer, in conjunction with outside counsel and consultants, review the materiality and disclosure of any cyber security incidents, which ultimately are reviewed by the Company’s Disclosure Committee and Audit Committee. The Company’s Incident Response Team, overseen by our VPIT, is primarily responsible for implementing our Incident Response Plan for assessing, identifying, communicating and managing cybersecurity threats, incidents and risks.
The Incident Response Team manages cybersecurity incidents and drives awareness, ownership and alignment across broad governance and risk stakeholder groups. The Incident Response Team consists of IT team members (management, infrastructure and cybersecurity) and, as appropriate, senior leaders from our legal, finance and other internal departments, who may engage external subject matter experts, if required. The Incident Response Team is responsible for overseeing and validating the Company’s cybersecurity strategic direction, risks and threats, priorities, resource allocation, capabilities and planning. The Incident Response Team typically operates under the authority of the Company’s executive team and in alignment with Duckhorn’s Risk Steering Committee, a cross-functional management committee that oversees and provides strategic direction for Duckhorn’s Enterprise Risk Management program.
The Audit Committee of the Board of Directors is charged with oversight of cybersecurity matters and receives quarterly reports from the VPIT and/or CFO regarding, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. The Audit Committee also conducts a semiannual review of our cybersecurity posture and the effectiveness of our risk management strategies. The Chair of the Audit Committee regularly briefs the full Board on matters of cyber security. The Board also periodically receives cybersecurity updates directly from management.

Item 2. Properties
Our headquarters and principal executive offices are located at 1201 Dowdell Lane, Saint Helena, California. This 12,000 square foot space is leased pursuant to an agreement that expires on March 31, 2029, subject to certain renewal options through 2034. We also lease approximately 5,100 square feet of space at 3663 North Laughlin Road, Santa Rosa, California, which is leased until December 31, 2026. In addition, many of our employees work in office space at our winery and tasting room facilities, consistent with applicable zoning and other regulations. As of July 31, 2024, we own or lease approximately 2,200 acres of Estate properties and ten winemaking facilities across California and Washington. Eight of our wineries feature tasting rooms where we welcome guests.

Winemaking facilities
Name	Location	Production capacity	Tasting room	Owned/Leased
Duckhorn Vineyards	St. Helena, CA	160,000 gallon production entitlement	Yes	Owned
Paraduxx	Yountville, CA	300,000 gallon production entitlement	Yes	Owned
Migration	Napa, CA	720,000 gallon production entitlement	Yes	Leased
Goldeneye	Philo, CA	No production limitations	Yes	Owned
Canvasback	Walla Walla, WA	66,000 gallon production allowance	Yes	Leased
Calera	Hollister, CA	No production limitations	Yes	Owned
Kosta Browne	Sebastopol, CA	143,000 gallon production entitlement	Yes	Leased
Geyserville	Geyserville, CA	8,300,000 gallon production entitlement	No	Owned
Decoy	Hopland, CA	No production limitations	No	Owned
Sonoma-Cutrer	Windsor, CA	2,000,000 gallon production entitlement	Yes	Owned

Estate properties
Location	Total vine acres (a)	Owned/Leased
Napa County	287	Owned/Leased
San Luis Obispo County	259	Owned
Sonoma County	1,366	Owned/Leased
Mendocino County	236	Owned/Leased
San Benito County	82	Owned
Benton County	17	Owned
Total	2,247
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
Holders of our common stock
As of September 26, 2024, there were approximately 220 stockholders of record of our common stock, which include persons whose stock is held in nominee or “street name” accounts through brokers, banks and intermediaries.
Securities Authorized for Issuance Under Our Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.
Dividends
Since our initial public offering (“IPO”), we have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend on then-existing factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board of Directors.

Performance graph
The following graph compares the cumulative total return to stockholders on our common stock with the cumulative total returns of the Standard & Poor’s 500 Index, Standard & Poor’s 500 Beverage Index and the Russell 2000 Index. An investment of $100 is assumed to have been made in our common stock and in each index on March 18, 2021, the date our common stock began trading on the NYSE, and its relative performance is tracked through July 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Return for The Duckhorn Portfolio, Inc., the S&P 500 Index, the S&P 500 Beverage Index and the Russell 2000 Index*

$200
$150
$100
$50
$—
3/18/2021
7/31/2021
1/31/2022
7/31/2022
1/31/2023
7/31/2023
1/31/2024
7/31/2024
S&P Bev
S&P 500
RUS 2000
NAPA

*    $100 invested on March 18, 2021 in stock or index. Data points are the last day of each fiscal second quarter and fiscal year. The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Refer to Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed on September 27, 2023 and amended on October 19, 2023, for discussion of the fiscal year ended July 31, 2022, the earliest of the three fiscal years presented, and incorporated by reference herein. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in Part I “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.
Introduction
MD&A is provided as a supplement to the accompanying Consolidated Financial Statements and related notes to help provide an understanding of our results of business, results of operations and financial condition.
MD&A is organized as follows:
•Overview. This section provides a general description of our business and industry trends, and a discussion of our key metrics for Fiscal 2024. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations. This section provides a discussion of our components of results of operations and an analysis of our results of operations for Fiscal 2024 as compared to Fiscal 2023.
•Non-GAAP financial measures and adjusted EBITDA reconciliation. This section provides a reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net income attributable to The Duckhorn Portfolio, Inc., the most directly comparable measure prepared in accordance with U.S. GAAP for Fiscal 2024 as compared to Fiscal 2023.
•Liquidity and capital resources. This section provides a discussion of our financial condition and liquidity as of July 31, 2024, which includes (i) a discussion of our sources of liquidity (ii) a discussion of our material cash requirements as of July 31, 2024; (iii) an analysis of changes in our cash flows for Fiscal 2024 as compared to Fiscal 2023; (iv) a discussion of our capital resources, including the availability under our credit facilities, our outstanding debt, covenant compliance and off-balance sheet arrangements as of July 31, 2024.
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
•Insightful and targeted portfolio evolution. Launch winery brand extensions and continue evolving and strategically broadening our portfolio. For example, in January 2024, we announced the launch of Decoy Featherweight Sauvignon Blanc, which is 80 calories per five-ounce serving and has an alcohol content of 9%, which establishes our presence in the lower-in-calorie/lower-in-alcohol wine category.
•Expand and accelerate wholesale channel distribution. Capture distribution growth opportunities and accelerate sales to existing distributors, expand our geographical reach within the U.S. and retail accounts in California. As previously communicated, the Company has conducted a comprehensive evaluation of its distribution network and announced on May 24, 2024 that it has entered into distribution agreements with key distribution partners with the goal of driving the profitable growth of the Company’s sales in the wholesale channel.
•Continue to invest in DTC capabilities. Engage with our consumers, create brand evangelists and drive adoption across our portfolio through brand-specific tasting rooms, multiple wine clubs and our multi-winery e-commerce website, all of which enable us to cross-sell wines within our portfolio.
•Evaluate strategic acquisitions opportunistically. Disciplined evaluation of strategic acquisitions when opportunities arise to create stockholder value. On April 30, 2024, we completed the acquisition of Sonoma-Cutrer as discussed below, see “—Key factors affecting our performance — Recent developments”. Sonoma-Cutrer is well-known for its luxury Chardonnay brand, with six estate vineyards in both the Russian River Valley and Sonoma Coast appellations spanning approximately 1,100 acres. In addition, in Fiscal 2023, we purchased a state-of-the-art winemaking facility in Alexander Valley, California, which is nearly double the size of the Company’s previously largest production facility, and includes seven acres of planted Cabernet Sauvignon for approximately $54.6 million.

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

	Fiscal years ended July 31,
(in thousands)	2024	2023
Net sales	$405,481	$402,996
Gross profit	$214,926	$215,689
Net income attributable to The Duckhorn Portfolio, Inc.	$56,013	$69,298
Adjusted EBITDA	$155,084	$144,509
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
Net sales percentage by channel
We calculate net sales percentage by channel as net sales made through our wholesale channel to distributors, through our wholesale channel directly to trade accounts in California and through our DTC channel, respectively, as a percentage of our total net sales. We monitor net sales percentage across all three routes to market to understand the effectiveness of our omni-channel distribution model and to optimize engagement with our customers across our complementary distribution channels.

	Fiscal years ended July 31,
	2024	2023
Wholesale — Distributors	69.8%	67.9%
Wholesale — California direct to trade	16.3	17.1
DTC	13.9	15.0
Net sales	100.0%	100.0%
We saw relative consistency in net sales percentage by channel between Fiscal 2024 and 2023. In our wholesale channel, volume contributions increased mainly related to increases in trade accounts and points of distribution and the acquisition of Sonoma-Cutrer in Fiscal 2024, partially offset by decreases due to shipment pressure related to tighter management of inventory at wholesalers and retailers. For further discussion of intra-period seasonality, see “—Key factors affecting our performance—Seasonality”.
Net sales percentage by brand
We calculate net sales percentage by brand as net sales for our Duckhorn Vineyards and Decoy and Sonoma-Cutrer winery brands and net sales for our other winery brands, respectively, as a percentage of our total net sales. We consider net sales percentage by brand as an important measure of the sales mix contributed by our winery brands, Duckhorn Vineyards and Decoy, Sonoma-Cutrer and our eight other complementary winery brands. We monitor net sales percentage by brand on an annual basis to normalize the impact of seasonal fluctuations in demand and sales cycles across our winery brands from quarter to quarter that we do not believe are reflective of the overall performance of our winery brands or our business. See “—Key factors affecting our performance—Seasonality”.

	Fiscal years ended July 31,
	2024	2023
Duckhorn Vineyards & Decoy	76.1%	79.2%
Sonoma-Cutrer	5.3	—
Other winery brands	18.6	20.8
Net sales	100.0%	100.0%
Net sales percentage by brand attributable to Duckhorn Vineyards and Decoy decreased in Fiscal 2024 from Fiscal 2023, primarily as a result of the acquisition of Sonoma-Cutrer on April 30, 2024, partially offset by increases in trade accounts and points of distribution. Decoy continues to extend its presence and address new label opportunities. This expansion includes the growth in our new Decoy labels in our elevated Decoy Limited offerings and the addition of Decoy Featherweight Sauvignon Blanc. Decoy Featherweight, which is 80 calories per five-ounce serving and has an alcohol content of 9%, establishes our presence in the lower-in-calorie/lower-in-alcohol wine category. We expect Duckhorn Vineyards, Decoy and Sonoma-Cutrer to continue to drive the substantial majority of our net sales growth in future periods.
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

	Fiscal years ended July 31,
	2024	2023
Net sales growth	0.6%	8.2%
Volume contribution	3.1%	5.6%
Price / mix contribution	(2.5)%	2.6%
For Fiscal 2024, growth in net sales versus Fiscal 2023 was attributable to volume growth related to the acquisition of Sonoma-Cutrer, partially offset by negative volume contribution in our wholesale and DTC channels, excluding Sonoma-Cutrer, as well as a negative price / mix contribution. Volume contribution continues to be impacted by tighter inventory control across the supply chain and softer demand, partially offset by trade account growth for Fiscal 2024 compared to the prior year.
Revenue growth in Fiscal 2023 was mainly attributable to solid sales volume growth, driven by strength in off-premise within wholesale and DTC growth as well as a positive price / mix contribution. Our focus on trade account growth and pricing optimization, resulting in reduced discounting, were primary drivers of our sales performance in Fiscal 2023.
We expect that volume contribution will continue to be a primary driver of changes in our net sales in future periods. To the extent our growth is fueled by sales of lower-priced luxury winery brands, we may see lower or negative price / mix contribution in the future.
Key factors affecting our performance
Sales channels
Channel mix can affect our performance and results of operations, particularly gross profit and gross profit margins.
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
•DTC channel. Wines sold through our DTC channel are generally sold at suggested retail prices. DTC channel sales represent important direct connections with our customers. DTC channel sales growth will generally be favorable to price / mix contribution and gross profit margins in periods where that channel constitutes a greater proportion of net sales than in a comparative period.
Wholesale channel sales made on credit terms generally require payment within 30 to 90 days of delivery. In periods where the net sales channel mix reflects a greater concentration of wholesale sales (which typically occurs in our first and second fiscal quarters), we typically experience an increase in accounts receivable for the period to reflect the change in sales mix, with payment collections in the subsequent period generally reducing accounts receivable and having a positive impact on cash flows in each subsequent period.
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
In the DTC channel, our holistic approach to consumer engagement both online and offline is supported by an integrated e-commerce platform and portfolio wine shop, eight distinctive tasting room experiences located throughout Northern California and Washington, and wine clubs, all of which enable us to cross-sell wines within our portfolio. Growth in our DTC channel or shifts in our member offerings will impact the price / mix contribution and gross profit margins in the impacted periods.

Seasonality
Generally, our net sales are typically highest in the first half of our fiscal year, predominantly due to increased consumer demand around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season. This dynamic generally results in lower average selling prices due to distributor and retail sales discounts and promotions in our wholesale channel. See “—Key operating metrics”. In Fiscal 2024, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 27%, 24% and 22%, respectively, of our total net sales for the year, excluding net sales contributed by Sonoma-Cutrer. In Fiscal 2023, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 26%, 23% and 24%, respectively, of our total net sales for the year.
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
Harvest-to-release
Of the total case volume we produce and sell, the majority is comprised of red wines from grape varieties such as Cabernet Sauvignon, Pinot Noir and Merlot, which can have production lifecycles spanning months and years from harvest until the time the wine is released, depending on the aging requirements prescribed by the winemakers responsible for each of our winery brands. Our red wines generally have a harvest-to-release inventory lifecycle that can range from 14 to 48 months. Our white, rosé and sparkling wines generally have a harvest-to-release inventory lifecycle that can range from six to 43 months. During aging and storage, until bottling, we capitalize overhead costs into the carrying value of the wine.

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
Recent developments
Agreement and Plan of Merger
On October 6, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marlee Buyer, Inc., a Delaware corporation and affiliate of Butterfly (“Parent”), and Marlee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Pursuant to the terms of the Merger Agreement, holders of common stock of the Company will receive $11.10 per share in cash. See Note 19 (Subsequent Events) for further information. The Merger, which was unanimously approved by the Company’s Board of Directors, is expected to close this winter, subject to customary closing conditions, including approval by the Company’s stockholders and the receipt of required regulatory approvals. The completion of the transaction is not subject to a financing condition.
Acquisition of Sonoma-Cutrer
On April 30, 2024, (the “Closing Date”) the Company completed the acquisition of Sonoma-Cutrer, a wholly-owned subsidiary of Brown-Forman. Sonoma-Cutrer is well-known for its luxury Chardonnay brand and owns six estate vineyards with approximately 1,100 acres in both the Russian River Valley and Sonoma Coast appellations. It sells its luxury wine across the U.S. in the wholesale channel through distributors and in the DTC channel with retail price points ranging from $20 to $70 per bottle.
In connection with the acquisition, the Closing Date purchase consideration to Brown-Forman, inclusive of preliminary working capital adjustments, was comprised of 31,531,532 shares of the Company’s common stock valued at approximately $267.1 million, based on a per-share value of $8.47 per share (the closing price of the Company’s common stock on the NYSE on the closing of the acquisition), and approximately $50.0 million, mainly funded from the revolver portion of the Company's Credit Facility, exclusive of net working capital adjustments of $1.0 million. As of July 31, 2024, we had a related party payable of $1.7 million outstanding with Brown-Forman for preliminary working capital adjustments and accounts payable.
In addition, we entered into a transitional services agreement with Brown-Forman (“TSA”). The TSA governs services including certain distribution services, IT services, finance and accounting services and sales and marketing services for a limited time to ensure an orderly transition following the acquisition. The agreed-upon charges for such services are intended to cover any costs and expenses incurred in providing such services to us by Brown-Forman (with a mark-up to reflect the management and administrative cost of providing the services).
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
Depletions represent sell-through from our distributor channel, and California sales, to trade accounts. We routinely offer sales discounts and promotions through various programs to distributors around the country and to trade accounts in California. These programs, where permissible, include volume-based discounts on sales orders, depletion-based incentives we pay to distributors, and certain other promotional activities. The expense associated with these discounts and promotions is estimated and recorded as a reduction to total sales in calculating net sales.
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
Total other expenses, net
Total other expenses, net consist primarily of interest expense we incur on balances outstanding under the terms of our Credit Facility, amortization related to debt issuance costs and realized and unrealized gains or losses on our derivative instruments.
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

	Fiscal years ended July 31,
(in thousands, except percentages)	2024		2023
Net sales	$405,481	100.0%	$402,996	100.0%
Cost of sales	190,555	47.0	187,307	46.5
Gross profit	214,926	53.0	215,689	53.5
Selling, general and administrative expenses	120,083	29.6	109,711	27.2
Income from operations	94,843	23.4	105,978	26.3
Interest expense	18,103	4.5	11,721	2.9
Other income, net	(84)	—	(212)	(0.1)
Total other expenses, net	18,019	4.4	11,509	2.9
Income before income taxes	76,824	18.9	94,469	23.4
Income tax expense	20,803	5.1	25,183	6.2
Net income	56,021	13.8	69,286	17.2
Net loss (income) attributable to non-controlling interest	(8)	—	12	—
Net income attributable to The Duckhorn Portfolio, Inc.	$56,013	13.8%	$69,298	17.2%

Net sales
	Fiscal years ended July 31,		Change
(in thousands)	2024	2023	$	%
Net sales	$405,481	$402,996	$2,485	0.6%
Net sales for Fiscal 2024 increased $2.5 million, or 0.6%, compared to Fiscal 2023. The increase was primarily driven by increased sales volume due to the Sonoma-Cutrer acquisition, partially offset by negative volume contribution in the wholesale and DTC channels during Fiscal 2024 and negative price / mix contribution. For further discussion of changes in sales volume and changes in sales price and mix, see “—Key operating metrics—Net sales growth contribution”.
Additionally, net sales included lease income of $2.2 million and $0.4 million for Fiscal 2024 and 2023, respectively, related to the Geyserville winery.

Cost of sales
	Fiscal years ended July 31,		Change
(in thousands)	2024	2023	$	%
Cost of sales	$190,555	$187,307	$3,248	1.7%
Cost of sales for Fiscal 2024 increased $3.2 million, or 1.7%, compared to Fiscal 2023, primarily due to the acquisition of Sonoma-Cutrer driving increased volumes and recognition of step-up cost of goods sold related to acquired inventories, partially offset by lower sales volume contributions in the wholesale and DTC channels, excluding Sonoma-Cutrer, that correspondingly impacted cost of sales. We continued to manage our cost of sales through our diversified supply planning strategy.

Selling, general and administrative expenses
	Fiscal years ended July 31,		Change
(in thousands)	2024	2023	$	%
Selling expenses	$50,398	$51,812	$(1,414)	(2.7)%
Marketing expenses	9,164	9,997	(833)	(8.3)
General and administrative expenses	60,521	47,902	12,619	26.3
Total selling, general and administrative expenses	$120,083	$109,711	$10,372	9.5%
Total selling, general and administrative expenses increased $10.4 million, or 9.5%, for Fiscal 2024 compared to Fiscal 2023. Total selling, general and administrative expenses as a percentage of net sales increased to 29.6% in Fiscal 2024 compared to 27.2% in Fiscal 2023. The increase was related to the increase in general and administrative expenses and was largely attributable to higher transaction and integration costs mainly related to our acquisition of Sonoma-Cutrer and higher depreciation expense related to Sonoma-Cutrer and the asset acquisition of the Geyserville winery in Fiscal 2023. See “—Non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information on transaction and acquisition integration expenses reflected in operating expenses during the period. For Fiscal 2024, these increases were partially offset by lower compensation costs compared to Fiscal 2023.

Total other expenses, net
	Fiscal years ended July 31,		Change
(in thousands)	2024	2023	$	%
Interest expense	$18,103	$11,721	$6,382	54.4%
Other income, net	(84)	(212)	128	(60.4)
Total other expenses, net	$18,019	$11,509	$6,510	56.6%
Total other expenses, net, increased by $6.5 million, for Fiscal 2024 compared to Fiscal 2023. The increase in interest expense for Fiscal 2024 was primarily a result of higher average outstanding debt balances compared to Fiscal 2023. See “—Liquidity and capital resources” for discussion of our credit facilities. See Note 10 (Debt) to our Consolidated Financial Statements for additional information.

Income tax expense
	Fiscal years ended July 31,		Change
(in thousands)	2024	2023	$	%
Income tax expense	$20,803	$25,183	$(4,380)	(17.4)%
Income tax expense decreased $4.4 million, or 17.4%, for Fiscal 2024 compared to Fiscal 2023. The income tax expense for Fiscal 2024 is primarily due to the decrease in income before taxes, partially offset by the impact of discrete tax adjustments related to nondeductible transaction costs.
For Fiscal 2024 and Fiscal 2023, the effective tax rates were 27.1% and 26.7%, respectively, mainly reflecting the federal statutory tax rate, state taxes and certain discrete items as previously mentioned. For Fiscal 2024, the effective tax rate increase was primarily due to the impact of a permanent item related to nondeductible transaction costs compared to Fiscal 2023.

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

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc., the most directly comparable measure prepared in accordance with U.S. GAAP:

	Fiscal years ended July 31,
(in thousands)	2024	2023
Net income attributable to The Duckhorn Portfolio, Inc.	$56,013	$69,298
Interest expense	18,103	11,721
Income tax expense	20,803	25,183
Depreciation and amortization expense(a)	37,168	27,768
EBITDA	132,087	133,970
Purchase accounting adjustments(a)	3,379	350
Transaction expenses(b)	9,963	4,051
Acquisition integration costs(c)	923	—
Change in fair value of derivatives(d)	716	34
Equity-based compensation(e)	6,420	5,462
Impairment loss(f)	1,200	—
Debt refinancing costs(g)	—	865
Loss on property and equipment	710	—
Lease income, net(h)	(314)	(223)
Adjusted EBITDA	$155,084	$144,509
_________________________________________________________
(a) Purchase accounting adjustments relate to the impacts of business combination accounting for Sonoma-Cutrer, our historical acquisition by TSG, and certain other transactions consummated prior to Fiscal 2021, which resulted in fair value adjustments to inventory and long-lived assets. Purchase accounting adjustments in depreciation and amortization expense include amortization of intangible assets of $7.6 million for both Fiscal 2024 and 2023.
(b) Transaction expenses include legal services, professional fees and other due diligence expenses for both periods presented. Also included are expenses incurred for secondary offerings completed in April 2023. These expenses are reflected in selling, general and administrative expenses on the Consolidated Statements of Operations.
(c) Represents integration costs related to the acquisition of Sonoma-Cutrer, see Note 4 (Acquisitions). These expenses are reflected in selling, general and administrative expenses on the Consolidated Statements of Operations.
(d) Represents non-cash adjustments to changes in the fair value of derivatives, which are reflected in other income, net on the Consolidated Statements of Operations.
(e) Represents non-cash charges related to equity-based compensation, which are reflected in selling, general and administrative expenses and cost of sales on the Consolidated Statements of Operations.
(f) Represents expense related to the trade name impairment, see Note 8 (Goodwill and Intangible Assets, net). This expense is reflected in impairment loss in selling, general and administrative expenses on the Consolidated Statements of Operations.
(g) Represents expenses related to the execution of the Credit Facility, which are reflected in other income, net on the Consolidated Statements of Operations.
(h) Reflects lease income, net related to an operating lease in which we were the lessor of Geyserville winery acquired in Fiscal 2023, reflected in net sales and selling, general and administrative expenses on the Consolidated Statements of Operations. The lease term expired February 2024. Lease income, net in Fiscal 2024 and 2023 includes lease income of $2.2 million and $0.4 million, respectively, recognized in net sales on the Consolidated Statements of Operations and selling, general and administrative expenses of $1.9 million and $0.1 million, recognized on the Consolidated Statements of Operations, respectively.

Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of July 31, 2024, we had $10.9 million in cash and $324.0 million in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility. During Fiscal 2024, we borrowed $135.0 million on the revolving credit facility, of which approximately $50.0 million was used to fund the cash consideration of the Sonoma-Cutrer acquisition. See Note 4 (Business Combination) for additional information. Other borrowings were in the normal course of business, in part to meet cash needs for harvest.
Due to the seasonal nature of our operations, our cash needs are generally greatest during harvest, a period which generally spans from August to October based on agricultural conditions and other factors outside our control. We believe that our expected operating cash flows, cash on hand and borrowing capacity on our revolving line of credit will be adequate to meet our cash needs for the next 12 months. However, changes in our business growth plan, planned capital expenditures or responses to an ever-changing and highly competitive industry landscape may result in changes to our cash requirements.
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
For the 2024 harvest, we contracted for approximately 36,000 tons of grapes at an estimated cost of approximately $92.0 million, subject to the final determination of yield quantities and our quality acceptance provisions being met. Additionally, we have purchase obligations, for inventory and various contracts with third-parties for custom crush, storage, glass, bottling services and equipment. For the 2024 harvest, we entered into commitments to purchase barrels for approximately $12.5 million, of which approximately $10.5 million will be paid in Euros in the next 12 months. See Note 15 (Commitments and Contingencies) to our Consolidated Financial Statements for further information on other commitments.
As of July 31, 2024, we have approximately $30.8 million in scheduled principal payments and related interest payments due over the next 12 months and approximately $332.4 million of principal payments and related interest payments due thereafter until our Credit Facility matures on November 4, 2027. The calculated interest payment amounts use actual rates available as of July 2024 and assume these rates for all future interest payments on the outstanding Credit Facility, exclusive of any future impact from our interest rate swap agreement. See Note 10 (Debt) to our Consolidated Financial Statements, where our Credit Facility is described in greater detail. Our future minimum lease payments due within the next 12 months total approximately $4.2 million with $30.1 million due in the following years. See Note 7 (Leases) to our Consolidated Financial Statements for further information on our leases.
If our cash needs change in the future, we may seek alternative or incremental funding sources to respond to changes in our business. To the extent required, we may seek to fund additional liquidity through debt or equity financing, although we can provide no assurance that such forms of capital will be available when needed, if at all, or available on terms that are acceptable.

Cash flows
The following table presents the major components of net cash flows.

	Fiscal years ended July 31,
(in thousands)	2024	2023
Cash flows provided by (used in):
Operating activities	$4,160	$70,092
Investing activities	(77,274)	(72,572)
Financing activities	77,633	5,666
Net increase in cash	$4,519	$3,186
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
For Fiscal 2024, net cash provided by operating activities was $4.2 million, compared to $70.1 million for Fiscal 2023, a decrease of $65.9 million. The changes in cash provided by operating activities were primarily driven by the following factors:
•Changes in accounts payable and accrued expenses decreased operating cash flows by $20.9 million due primarily to timing of income taxes and invoice accruals and payments;
•Increases in inventory primarily related to increases in grape and bulk wine purchases related to our 2023 harvest resulted in a decrease to operating cash flow of $28.0 million;
•Changes in accounts receivable were due to normal seasonal timing impacts in net sales related to our wholesale sales channel, generally subject to credit terms, which resulted in a $8.1 million decrease in operating cash flow; and
•Changes in accrued compensation of $8.9 million based on the changes of certain compensation-related accruals and payments resulted in a corresponding decrease in operating cash flow.
Investing activities
In Fiscal 2024, net cash used in investing activities was $77.3 million, compared to $72.6 million for Fiscal 2023, an increase of $4.7 million. For Fiscal 2024, net cash used in investing activities included capital expenditures of $28.0 million compared to $72.8 million for Fiscal 2023, including barrel purchases of approximately $10.6 million and $9.0 million, respectively. We completed the purchase of Geyserville winery and related assets for a total of $54.6 million, included within capital expenditures in Fiscal 2023, see Note 4 (Acquisitions). Our investing activities for Fiscal 2024 included cash used of $49.6 million as cash consideration related to the acquisition of Sonoma-Cutrer. Additionally, included in investing activities in Fiscal 2024 was a nonrefundable advance payment of $4.8 million related to the planned capital project of a bottling line at the Geyserville winery.
From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions and other capital improvements to support our growth. Any such transactions may require additional investments and capital expenditures in the future.
Financing activities
In Fiscal 2024, net cash provided by financing activities was $77.6 million as compared to $5.7 million for Fiscal 2023. In Fiscal 2024, net cash provided by financing activities primarily related from borrowings under our line of credit of $135.0 million, partially offset by the payments under our line of credit of $47.0 million and payments of long-term debt of $10.0 million.

In Fiscal 2023, net cash provided by financing activities primarily resulted from our Credit Facility, including the issuance of new long-term debt of $225.8 million and borrowings under our line of credit of $24.0 million, partially offset by payments on our line of credit of $121.0 million, payments of long-term debt of $120.2 million and payments of debt issuance costs of $2.7 million.
Capital resources
As of July 31, 2024, the Company had unused capacity of $324.0 million under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. As of July 31, 2024, the Company had outstanding draws of $101.0 million on the revolving line of credit. There were no outstanding draws on the delayed draw term loan. The outstanding principal balance was $210.8 million for the term loan as of July 31, 2024. The maturity date for loans borrowed under the Credit Agreement is November 4, 2027.
The Credit Facility is summarized below. See Note 10 (Debt) to our Consolidated Financial Statements for additional information.
Revolving Line of Credit — The revolving line of credit allows the Borrowers to draw amounts up to $425.0 million, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. The revolving line of credit matures on November 4, 2027. The interest rate ranged from Term SOFR plus 100 basis points to Term SOFR plus 150 basis points depending on the average availability of the revolving line of credit. “Term SOFR” refers to the forward-looking term rate based on the Secured Overnight Financing Rate. The amount available to borrow on the revolving line of credit is subject to a monthly borrowing base calculation, based primarily on the Company’s inventory and accounts receivable balances.
Term Loans — The term loan facility provides an aggregate principle amount equal to $225.8 million, with quarterly principal payments and the remaining unpaid principal and interest due upon maturity on November 4, 2027. The term loan has an interest rate of Term SOFR plus a 10 to 15 basis points credit spread adjustment and a 1.625% loan margin.
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
The Credit Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of July 31, 2024, we are in compliance with all covenants. See Note 10 (Debt) to our Consolidated Financial Statements for additional information.
Off-balance sheet arrangements
As of July 31, 2024, we did not have any material off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources other than as discussed under “Material cash requirements” above or disclosed in the notes to our Consolidated Financial Statements included in this report.
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
Business Combination
On April 30, 2024, the Company completed the acquisition of Sonoma-Cutrer. See Note 4 (Acquisitions) for additional information. The acquisition was accounted for using the acquisition method of accounting prescribed by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, whereby the results of operations, including the revenues and earnings of Sonoma-Cutrer, are included in the financial statements from the date of acquisition. Assets acquired and liabilities assumed as of the date of acquisition are recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements. Goodwill is recognized for the excess of the consideration transferred over the net fair values of assets acquired and liabilities assumed. Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets. The fair value assigned to the intangible asset was determined using the income approach, specifically the relief from royalty method. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount and royalty rates. The estimates of fair value are based upon assumptions believed to be reasonable using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates.
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
When we receive payment from a customer prior to transferring the product under the terms of a contract, we record deferred revenue, which represents a contract liability. Our deferred revenue is primarily comprised of cash collected during DTC club sales or member offering periods throughout the year, as the period that elapses from a customer’s payment for their allocated purchase to the shipment date may cross reporting periods. Deferred revenue is reported within other current liabilities on the Consolidated Statements of Financial Position until all revenue recognition criteria have been met (generally when the wine is shipped), at which time revenue is recognized.
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
We assess our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events and circumstances indicate that the carrying value may not be recoverable. Our annual impairment test of goodwill and indefinite-lived intangible assets was performed as of June 30. Fair value determinations used in the annual testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of the reporting unit or indefinite-lived intangible assets requires making assumptions and estimates regarding the Company’s future plans, as well as industry, economic and regulatory conditions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates or inflation, change or if Management’s expectations or plans otherwise change, then our goodwill or indefinite-lived intangible assets could become impaired in the future.
Our quantitative goodwill impairment test consists of comparing the reporting unit carrying value to its fair value, which is estimated as the amount for which it could be sold in a current transaction between willing parties. If the carrying value exceeds fair value, an impairment charge is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. The determination of fair value in the Company’s goodwill impairment assessment is based on an estimate of fair value for the reporting unit utilizing known and estimated inputs at the evaluation date. These inputs include, but are not limited to, estimated future cash flows, revenues, earnings, estimated market multiples, discount rate and the most recent price of the Company’s common stock.
We relied on quantitative tests for our Fiscal 2024, 2023 and 2022 goodwill impairment assessments to determine fair value. During the third quarter of Fiscal 2024, we experienced lower than previously anticipated net sales, as well as a drop in our market capitalization to below book value. Consequently, the quantitative test in Fiscal 2024 included both a discounted cash flow model and a market multiple model. Based on our quantitative test results, the Company determined that the reporting unit fair value exceeded its carrying value in each testing period. The reporting unit was therefore not at risk of failing the quantitative impairment tests in Fiscal 2024, 2023 or 2022. As of June 30, 2024, the Company had headroom of approximately 15%, or $184.0 million. The discounted cash flow and market multiple models are both based on the Company’s estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium. The Company evaluates the implied control premium by comparing it to control premiums of recent comparable market transactions, as applicable. If the control premium is not reasonable in light of comparable recent transactions, or recent movements in the Company’s share price, we reevaluate the fair value estimates of the reporting unit to determine whether it is appropriate to adjust certain assumptions. The most significant assumptions used in these models to determine the estimated fair value of our reporting unit in connection with the impairment testing are: (i) the discount rate, (ii) the expected long-term growth rate, and (iii) the annual cash flow projections. As of June 30, 2024, we performed sensitivities in our impairment testing of goodwill by (i) increasing the discount rate 50 basis points, (ii) decreasing the expected long-term growth rate 50 basis points, and (iii) decreasing the annual revenue projections 100 basis points. None of these sensitivities individually would have resulted in a conclusion that the goodwill of our reporting unit was impaired.
Our trade name intangible asset impairment testing consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. We also evaluate the remaining useful lives of our trade name intangible assets to determine whether current events and circumstances continue to support an indefinite useful life. For the year ended July 31, 2024, the Company recorded a $1.2 million non-cash impairment loss for a certain trade name intangible asset. The charge was primarily the result of changes to the brand's sales forecast. For Fiscal 2023 and 2022, our quantitative test results determined that the trade name intangible assets had fair values in excess of their carrying value. Accordingly, no impairment charges were recognized in Fiscal 2023 or 2022. See Note 8 (Goodwill and Intangible Assets, net) to our Consolidated Financial Statements.
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
All of our indefinite-lived intangible assets’ estimated fair values exceeded their carrying values by more than 50% at the date of the most recent annual assessment as of June 30, other than the brand we impaired, discussed above, the Sonoma-Cutrer brand due to the close proximity of its acquisition date and the date of testing, and one other brand with a carrying value of $20.7 million at July 31, 2024. For the brand with a carrying value $20.7 million, we performed sensitivities in our impairment testing of trade names as of June 30, 2024 by (i) decreasing the royalty rate 50 basis points, (ii) increasing the discount rate 50 basis points, (iii) decreasing the expected long-term growth rate 50 basis points, and (iv) decreasing the annual revenue projections 100 basis points. None of these sensitivities individually would have resulted in a conclusion that the trade name was impaired for the year ended July 31, 2024. See Note 8 (Goodwill and Intangible Assets, net) to our Consolidated Financial Statements. We do not currently consider any of our other indefinite-lived intangible assets, which had aggregate carrying value of $131.5 million at July 31, 2024, to be at heightened risk of impairment.
Effect if Actual Results Differ From Assumptions
Estimating the fair value of the reporting unit or indefinite-lived intangible assets requires making assumptions and estimates regarding the Company’s future plans, as well as industry, economic and regulatory conditions. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount and royalty rates. The estimates of fair value are based upon assumptions believed to be reasonable using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates.
If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates or income tax rates, change or if Management’s expectations or plans otherwise change, then our goodwill or indefinite-lived intangible assets could become impaired in the future. If there continues to be a decline in the Company’s market capitalization, it is possible that the book value of our reporting unit could exceed its fair value. A reduction in the estimated fair value of the reporting unit and indefinite-lived intangible assets could trigger an impairment in the future. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of our goodwill and indefinite-lived intangible assets.
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
Recent accounting pronouncements
See Note 2 (Basis of Presentation and Significant Accounting Policies) to our Consolidated Financial Statements included in “Part II — Item 8. Financial Statements and Supplementary Data" of this report for additional information regarding recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our ongoing business operations cause us to be exposed to certain market risks, including fluctuations in interest rates, commodity prices and other costs related to production inputs, foreign currencies and inflation.
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon a Term SOFR based rate plus applicable margins or predetermined alternative rates, as applicable, pursuant to the terms of our Credit Facility. As of July 31, 2024, our outstanding borrowings at variable interest rates totaled $311.8 million. A hypothetical increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $3.1 million increase in interest expense on an annualized basis and could impact our results of operation and financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in January 2023. See Note 11 (Derivative Instruments) to our Consolidated Financial Statements for further information on our interest rate swap agreement.
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
Foreign currency
Our revenues and costs are denominated in U.S. dollars and are not subject to significant foreign exchange risk. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with forecasted purchases of barrels from France. We generally use foreign exchange forward contracts up to a six month duration as of July 31, 2024. See Note 11 (Derivative Instruments) to our Consolidated Financial Statements for further information.
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of July 31, 2024.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Duckhorn Portfolio, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of The Duckhorn Portfolio, Inc. and its subsidiaries (the “Company”) as of July 31, 2024 and 2023, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended July 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s annual report on internal control over financial reporting, management has excluded Sonoma-Cutrer Vineyards, Inc. (“Sonoma-Cutrer”) from its assessment of internal control over financial reporting as of July 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Sonoma-Cutrer from our audit of internal control over financial reporting. Acquired Sonoma-Cutrer is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 16.9% and 5.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 31, 2024.

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
Goodwill Impairment Assessment
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $483.9 million as of July 31, 2024. Management tests goodwill for impairment at least annually, as of June 30, or if events and circumstances indicate that the carrying value may not be recoverable. As disclosed by management, the quantitative goodwill impairment test consists of comparing the reporting unit carrying value to its fair value. Management estimated the fair value of the reporting unit using both a discounted cash flow model and a market multiple model. These models are both based on management’s estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium. The determination of fair value in management’s goodwill impairment analysis is based on an estimate of fair value for the reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, estimated future cash flows, revenues, earnings, estimated market multiples, discount rate and the most recent price of the Company’s common stock.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Company’s reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenues, control premium, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model and reconciliation to the market capitalization used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model and reconciliation to the market capitalization; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenues, control premium, and discount rate. Evaluating management’s assumption related to revenues involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and reconciliation to the market capitalization and (ii) the reasonableness of the control premium and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
October 7, 2024
We have served as the Company’s auditor since 2018.

The Duckhorn Portfolio, Inc. Consolidated Statements of Financial Position (in thousands, except share and per share data)

	Fiscal years ended July 31,
	2024	2023
ASSETS
Current assets:
Cash	$10,872	$6,353
Accounts receivable trade, net	52,262	48,706
Due from related party	10,845	—
Inventories	448,967	322,227
Prepaid expenses and other current assets	14,594	10,244
Total current assets	537,540	387,530
Property and equipment, net	568,457	323,530
Operating lease right-of-use assets	27,130	20,376
Intangible assets, net	192,467	184,227
Goodwill	483,879	425,209
Other assets	7,555	6,810
Total assets	$1,817,028	$1,347,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,774	$4,829
Accrued expenses	34,164	38,246
Accrued compensation	11,386	16,460
Current operating lease liabilities	2,869	3,787
Current maturities of long-term debt	9,721	9,721
Due to related party	1,714	—
Other current liabilities	1,116	1,417
Total current liabilities	66,744	74,460
Revolving line of credit, net	101,000	13,000
Long-term debt, net of current maturities and debt issuance costs	200,734	210,619
Operating lease liabilities	24,286	16,534
Deferred income taxes	151,104	90,216
Other liabilities	705	445
Total liabilities	544,573	405,274
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 147,073,614 and 115,316,308 issued and outstanding at July 31, 2024, and July 31, 2023, respectively	1,471	1,153
Additional paid-in capital	1,011,265	737,557
Retained earnings	259,135	203,122
Total The Duckhorn Portfolio, Inc. stockholders’ equity	1,271,871	941,832
Non-controlling interest	584	576
Total stockholders’ equity	1,272,455	942,408
Total liabilities and stockholders’ equity	$1,817,028	$1,347,682
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Operations (in thousands, except share and per share data)

	Fiscal years ended July 31,
	2024	2023	2022
Sales	$410,966	$408,442	$377,625
Excise taxes	5,485	5,446	5,115
Net sales	405,481	402,996	372,510

Cost of sales	190,555	187,307	187,330
Gross profit	214,926	215,689	185,180

Selling, general and administrative expenses	120,083	109,711	97,866
Income from operations	94,843	105,978	87,314

Interest expense	18,103	11,721	6,777
Other income, net	(84)	(212)	(2,214)
Total other expenses, net	18,019	11,509	4,563
Income before income taxes	76,824	94,469	82,751
Income tax expense	20,803	25,183	22,524
Net income	56,021	69,286	60,227
Net (income) loss attributable to non-controlling interest	(8)	12	(37)
Net income attributable to The Duckhorn Portfolio, Inc.	$56,013	$69,298	$60,190

Earnings per share of common stock:
Basic	$0.45	$0.60	$0.52
Diluted	$0.45	$0.60	$0.52

Weighted average shares of common stock outstanding:
Basic	123,436,717	115,233,324	115,096,152
Diluted	123,549,109	115,407,624	115,363,578
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share data)

	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders’ equity	Non-controlling interest	Total stockholders’ equity
	Shares	Amount
Balances at July 31, 2021	115,046,793	$1,150	$726,903	$73,634	$801,687	$551	$802,238
Net income	—	—	—	60,190	60,190	37	60,227
Initial public offering, net of issuance costs	—	—	(270)	—	(270)	—	(270)
Issuance of common stock under equity incentive plans	175,003	3	(2)	—	1	—	1
Equity-based compensation	—	—	5,523	—	5,523	—	5,523
Shares withheld related to net share settlement	(53,677)	(1)	(844)	—	(845)	—	(845)
Issuance of employee stock purchase plan	16,042	—	287	—	287	—	287
Balances at July 31, 2022	115,184,161	1,152	731,597	133,824	866,573	588	867,161
Net income (loss)	—	—	—	69,298	69,298	(12)	69,286
Issuance of common stock under equity incentive plans	150,882	1	—	—	1	—	1
Equity-based compensation	—	—	6,290	—	6,290	—	6,290
Shares withheld related to net share settlement	(46,957)	—	(680)	—	(680)	—	(680)
Issuance of employee stock purchase plan	28,222	—	350	—	350	—	350
Balances at July 31, 2023	115,316,308	1,153	737,557	203,122	941,832	576	942,408
Net income	—	—	—	56,013	56,013	8	56,021
Issuance of common stock under equity incentive plans	252,284	3	(1)	—	2	—	2
Shares issued at acquisition, net of issuance costs	31,531,532	315	266,639	—	266,954	—	266,954
Equity-based compensation	—	—	7,319	—	7,319	—	7,319
Shares withheld related to net share settlement	(60,814)	—	(496)	—	(496)	—	(496)
Issuance of employee stock purchase plan	34,304	—	247	—	247	—	247
Balances at July 31, 2024	147,073,614	$1,471	$1,011,265	$259,135	$1,271,871	$584	$1,272,455

The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc. Consolidated Statements of Cash Flows (in thousands)

	Fiscal years ended July 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$56,021	$69,286	$60,227
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	30	(267)	3,817
Depreciation and amortization	37,168	27,768	23,427
Loss (gain) on disposal of assets	981	157	(528)
Change in fair value of derivatives	716	34	(1,695)
Amortization of debt issuance costs	775	975	1,608
Impairment loss	1,200	—	—
Equity-based compensation	7,319	6,290	5,523
Inventory reserve adjustments	479	722	4,363
Change in operating assets and liabilities; net of acquisition:
Accounts receivable trade, net	(3,554)	(11,679)	(3,773)
Due from related party	(10,845)	—	—
Inventories	(61,863)	(33,894)	(18,818)
Prepaid expenses and other current assets	(2,773)	2,281	(3,293)
Other assets	(1,810)	(917)	1,258
Accounts payable	(1,239)	1,549	(262)
Accrued expenses	(11,143)	7,002	7,681
Accrued compensation	(5,350)	3,567	(3,953)
Deferred revenue	13	(6)	(2,830)
Due to related party	1,714	—	—
Other current and non-current liabilities	(3,679)	(2,776)	(3,920)
Net cash provided by operating activities	4,160	70,092	68,832
Cash flows from investing activities
Purchases of property and equipment	(27,967)	(72,843)	(44,644)
Proceeds from sales of property and equipment	307	271	910
Acquisition of business, net of cash acquired	(49,614)	—	—
Net cash used in investing activities	(77,274)	(72,572)	(43,734)
Cash flows from financing activities
Payments under line of credit	(47,000)	(121,000)	(98,000)
Borrowings under line of credit	135,000	24,000	84,000
Issuance of long-term debt	—	225,833	—
Payments of long-term debt	(10,000)	(120,166)	(11,347)
Proceeds from employee stock purchase plan	247	350	287
Taxes paid related to net share settlement of equity awards	(496)	(680)	(845)
Payment of equity issuance costs	(118)	—	—
Debt issuance costs	—	(2,671)	—
Payments of deferred offering costs	—	—	(270)
Net cash provided by (used in) financing activities	77,633	5,666	(26,175)
Net increase (decrease) in cash	4,519	3,186	(1,077)
Cash - Beginning of year	6,353	3,167	4,244
Cash - End of year	$10,872	$6,353	$3,167
Supplemental cash flow information
Interest paid, net of amount capitalized	$18,273	$10,393	$5,179
Income taxes paid	$34,110	$11,562	$17,674
Non-cash investing and financing activities
Property and equipment additions in accounts payable and accrued expenses	$8,547	$3,360	$1,694
Consideration payable for the acquisition of Sonoma-Cutrer in due to related party	$1,342	$—	$—
Value of shares issued related to the acquisition of Sonoma-Cutrer	$267,072	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

The Duckhorn Portfolio, Inc.
Notes to Consolidated Financial Statements

1.    Description of Business
The Duckhorn Portfolio, Inc. and its subsidiaries (the “Company” or “Management”), headquartered in St. Helena, California, produce luxury and ultra-luxury wine across a portfolio of winery brands, including Duckhorn Vineyards, Decoy, Sonoma-Cutrer, Goldeneye, Paraduxx, Migration, Canvasback, Calera, Kosta Browne, Greenwing and Postmark.
Unless the context indicates otherwise, references to the “Company” or “Management” refer to The Duckhorn Portfolio, Inc. and its subsidiaries, which include Mallard Buyer Corporation, Heritage Wine, LLC, Duckhorn Wine Company, Canvasback Wine, LLC, Waterfowl Wine, LLC, Heritage Vineyard, LLC, KB Wines Corporation, Selway Wine Company, Soleil Vineyards, Inc., Sonoma-Cutrer Vineyards, LLC and Domaine M.B., LLC, which wholly owns Chenoweth Graham, LLC, an entity holding a majority interest in Bootlegger’s Hill, LLC (“Bootlegger’s Hill”).
The Company’s revenue is comprised of wholesale and DTC sales. Wholesale revenue is generated through sales directly to California retailers and restaurants, sales to distributors and agents throughout the U.S. and sales to export distributors that sell internationally. DTC revenue results from individual consumers purchasing wine directly from the Company through club membership, the Company’s website or tasting rooms located in Napa Valley, California; Anderson Valley, California; Sebastopol, California; Hollister, California; Windsor, California; and Walla Walla, Washington.
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
Issuance of common stock
On April 30, 2024, the Company issued 31,531,532 common shares at a par value of $0.01 to Brown-Forman as equity consideration for the acquisition of Sonoma-Cutrer which represented an ownership percentage of approximately 21.4% of the Company. See Note 4 (Acquisitions) for additional information.
Secondary offerings
In April 2023, the Company completed a secondary offering where certain existing stockholders sold 6,000,000 shares of common stock at a price of $15.35 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.4 million for Fiscal 2023, which are reflected in selling, general and administrative expenses on the Consolidated Statements of Operations.
2.    Basis of Presentation and Significant Accounting Policies
Basis of presentation
The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the regulations of the SEC.
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
Operating segment
The Company has one operating segment and one reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) reviews operating performance and makes decisions to allocate resources at the consolidated company level.
Revenue recognition
The Company’s net sales reflect the sale of wine domestically in the U.S. to wholesale distributors, direct to trade accounts in California and DTC, as well as sales of wine to export distributors that sell internationally. In the year ended July 31, 2024, the Company made certain sales to Brown-Forman under the terms of the transitional services agreement (“TSA”) executed in connection with the Sonoma-Cutrer acquisition, see Note 17 (Related Party Transactions).
The Company recognizes revenue when the performance obligation is fulfilled and control of the promised good is transferred to the customer in an amount that reflects the consideration for which the Company is expected to be entitled to receive in exchange for those products. Each contract includes a single performance obligation to transfer control of the product to the customer. Control is transferred when the product is either shipped or delivered, depending on the shipping terms, at which point the Company recognizes the transaction price for the product as revenue. The Company has elected to account for shipping and handling costs that are billed to customers as a fulfillment activity rather than as separate performance obligations. Shipping and handling costs are included in net sales in the Consolidated Statements of Operations. The Company has elected to record excise taxes as a reduction to net sales, which are recognized on the Consolidated Statements of Operations when the related product sale is recognized. Sales taxes that are collected from customers for remittance to governmental agencies are excluded from net sales.
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
The transaction price includes reductions attributable to consideration given to customers through various incentive programs, including depletion-based incentives paid to distributors, volume discounts and pricing discounts on single transactions. This variable consideration is estimated and recognized as a reduction of the transaction price based on the expected amounts at the time of revenue recognition for the related sale. The determination of the reduction of the transaction price for variable consideration requires certain estimates and judgments that affect the amounts of revenue recognized and if a change to an estimate occurs in a future period, it is recorded as identified. The Company estimates this variable consideration using the expected value method by taking into account factors such as the nature of the incentive program, historical information, current consumer product trends and availability of actual results.

The Company pays depletion-based incentives to its distributors for meeting specific depletion targets and reviews the allowances using a portfolio approach, grouping contracts with similar attributes. The allowances are reassessed at each reporting date to reflect changes in facts and circumstances that could impact allowance estimates. Volume pricing discounts are given for meeting volume levels on an individual contract basis. Each incentive is treated as a reduction to the transaction price at the time of revenue recognition. Due to the nature of the incentives, certain estimates may be reassessed if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. Consideration given to customers totaled $52.7 million, $57.5 million and $66.3 million for Fiscal 2024, 2023 and 2022, respectively, which is recognized as a reduction to net sales in the Consolidated Statements of Operations. There were no material changes in estimates for the periods then ended.
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
Advertising costs
Advertising costs, including direct and promotional marketing costs, are expensed as incurred and were $5.7 million, $6.5 million and $6.6 million for Fiscal 2024, 2023 and 2022, respectively. Advertising costs are recognized in selling, general and administrative expenses in the Consolidated Statements of Operations.
Cash and cash equivalents
Cash and cash equivalents include cash on hand and on deposit. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of July 31, 2024 and 2023.
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
The allowance for credit losses was $0.5 million at both July 31, 2024 and 2023. Charges related to recoveries and reductions related to credit loss in Fiscal 2024, 2023 and 2022 were immaterial.
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
The Company reduces the carrying value of inventories that are obsolete or for which market conditions indicate cost will not be recovered to estimated net realizable value. The Company’s estimates of net realizable value are based on analysis and assumptions including, but not limited to, historical experience, as well as Management’s judgment with respect to future demand and market conditions. Reductions to the carrying value of inventories are recorded in cost of sales in the Consolidated Statements of Operations, in the period Management determines the conditions first arise which indicate the cost may not be recoverable.
Property and equipment, net
Property and equipment, net are reported at cost and are depreciated using the straight-line method using the following useful lives:

Category of Property and Equipment	Useful Lives (years)
Buildings and improvements	4-42
Machinery and equipment	3-20
Vineyards and improvements	5-20
Barrels	1-2
Leasehold improvements are depreciated over the shorter of the useful life of the asset or the remaining term of the lease using the straight-line method. Expenditures for major repairs and maintenance which extend the useful lives of property and equipment are capitalized. All other maintenance expenditures, including planned major maintenance activities, are expensed as incurred. Gains or losses from property and equipment disposals are recognized in selling, general and administrative expenses in the Consolidated Statements of Operations.
The Company capitalizes vineyard development costs when developing new vineyards or improving existing vineyards, whether owned or leased. These costs principally consist of the costs of the vines and expenditures related to labor and materials to prepare the vineyard and construct vine trellises. Interest is capitalized during the active construction period for major capital projects.
Goodwill and intangible assets
Goodwill arising from business combinations is determined as the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in an acquiree, over the fair value of the identifiable net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets determined to have an indefinite useful life are not amortized but are tested for impairment at least annually or if events and circumstances indicate that the carrying value may not be recoverable. Impairments are recognized in selling, general and administrative expenses in the Consolidated Statements of Operations.
Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. Management may elect not to perform the qualitative assessment and perform only a quantitative impairment test as of the measurement date. The Company selected June 30 of each fiscal year as the date to perform annual impairment testing.
Indefinite-lived intangible assets include trade names and lane rights. The Company’s trade names provide value from the utility of the winery brands for the foreseeable future. Lane rights represent the Company’s rights to storage capacity at the Wine Service Cooperative for the life of the facility at guaranteed pricing. The Company’s impairment testing of the indefinite-lived intangible assets compares the fair value of each asset with its carrying value, with any excess of carrying value recognized as an impairment loss.
Customer relationships are amortized on a straight-line basis over their estimated useful lives and that amortization is recognized in selling, general and administrative expenses. Customer relationships are subject to review for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable.
See Note 8 (Goodwill and Intangible Assets, net) for results of the annual impairment testing and a summary of goodwill and the indefinite and definite-lived intangible assets.
Long-lived asset
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
Long-lived assets held for sale are recorded at the lower of cost or fair value less costs to sell and are recorded within prepaid expenses and other current assets in the Consolidated Statements of Financial Position. The Company classifies an asset as held for sale if it commits to a plan to sell the asset within one year and actively markets the asset in its current condition for a price that is reasonable in comparison to its estimated fair value. In Fiscal 2024, the Company recognized a loss of $0.7 million related to certain property and equipment held for sale, recognized in selling, general and administrative expenses. As of July 31, 2024, the Company reported $1.3 million in assets held for sale within prepaid expenses and other current assets in the Consolidated Statements of Financial Position. No impairments were identified related to long-lived assets for Fiscal 2024 or 2023.
Accounting for asset acquisitions
The Company follows the guidance in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, for determining whether an acquisition meets the definition of a business combination or asset acquisition. For acquisitions that are accounted for as acquisitions of assets, the Company records the acquired tangible and intangible assets and assumed liabilities, if any, based on each asset’s and liability’s relative fair value at the acquisition date to the total purchase price plus capitalized acquisition costs. The method for determining relative fair value varies depending on the type of asset. See Note 4 (Acquisitions) for additional information.
Debt issuance costs
The Company incurred debt issuance costs associated with the debt facilities, including the revolving line of credit, as further described in Note 10 (Debt). Term loan debt issuance costs are presented as a reduction from the corresponding liability, long-term debt, net of current maturities and debt issuance costs, in the Consolidated Statements of Financial Position. Revolving credit debt issuance costs are classified in other assets in the Consolidated Statements of Financial Position, regardless of whether or not there are any outstanding borrowings under the revolving credit facility. Debt issuance costs are amortized to interest expense over the life of the loan to maturity using the straight-line method, which is not materially different from the effective interest method.
Derivative instruments
The Company recognizes derivative instruments as assets or liabilities on the Consolidated Statements of Financial Position and measures these instruments at fair value. The Company enters into derivative instruments to manage exposure to changes in interest rates and foreign currency fluctuations. The Company has certain derivative instruments subject to master netting agreements that provide for net-settlement of amounts payable or receivable related to multiple derivative transactions with the same counterparty. The Company presents all derivatives on a gross basis in the Consolidated Statements of Financial Position. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of July 31, 2024 and 2023. Management has neither designated these instruments as cash-flow hedges nor elected hedge accounting. Changes in the consolidated fair value of these financial instruments are recognized in other income, net, in the Consolidated Statements of Operations, see Note 11 (Derivative Instruments) and Note 12 (Fair Value Measurements) for additional information. The Company does not enter into derivative agreements for trading or speculative purposes.
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
Tax benefits from uncertain tax positions are recognized if it is more likely than not the tax positions will be sustained on examination by the applicable taxing authorities based on the technical merits of the position. The tax benefit is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s income tax provision includes the net impact of changes in the liability for unrecognized tax benefits. Interest related to income tax matters is recognized in interest expense and penalties are reflected in selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 13 (Income Taxes) for additional information.
Leases
Effective August 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Service arrangements are evaluated to determine whether they contain a lease at inception. Leases are classified as either finance leases or operating leases based on criteria in Topic 842. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s secured incremental borrowing rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment. The Company applied incremental borrowing rates on a lease-by-lease basis. Right-of-use assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term operating leases that have a term of one year or less. The Company recognizes expenses for short-term operating leases on a straight-line basis over the lease term.
Certain of the Company’s operating leases have variable rental payments based on changes in a consumer price index or a production index that trigger rental increases. Additionally, certain of the Company’s operating leases include variable payments for items such as property taxes, insurance, maintenance and other operating expenses associated with leased assets. Certain grower purchase agreements under which the Company contracts for grapes to meet production needs contain variable payments based on tonnage yield, grape quality and grape prices. Variable lease payments are excluded from the calculations of the right-of-use assets and are recognized in the financial statements in the period in which the obligation is incurred and payment variability removed. Any variable payments related to grapes purchased for inventory production would generally be recognized during harvest as yield size and quality can be determined, and the Company accepts the grapes at a production facility. The cost of grapes purchased to produce wine is recognized in inventory until the wine is sold, and amounted to $85.7 million and $71.0 million in Fiscal 2024 and 2023, respectively.
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
Earnings per share
In accordance with ASC Topic 260, Earnings Per Share, earnings per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding forfeitures. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options and upon the vesting of restricted stock. See Note 18 (Earnings Per Share) for additional information.
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
The Company consolidates 100% of the operational results of Bootlegger’s Hill, while also reflecting on the Consolidated Statements of Operations and Financial Position the 23.8% non-controlling interest, which is held by outside investors at both Fiscal 2024 and 2023. At July 31, 2024 and 2023, the Company’s ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Consolidated Statements of Financial Position were $2.3 million at both July 31, 2024 and 2023.
The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for grape sales under current contracts and farming costs.

Business Combination
On April 30, 2024, the Company completed the acquisition of Sonoma-Cutrer. See Note 4 (Acquisitions) for additional information. The acquisition was accounted for using the acquisition method of accounting prescribed by ASC Topic 805, Business Combinations, whereby the results of operations, including the revenues and earnings of Sonoma-Cutrer, are included in the financial statements from the date of acquisition. Assets acquired and liabilities assumed as of the date of acquisition are recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements. Goodwill is recognized for the excess of the consideration transferred over the net fair values of assets acquired and liabilities assumed. Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets. The fair value assigned to the intangible asset was determined using the income approach, specifically the relief from royalty method. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount and royalty rates. The estimates of fair value are based upon assumptions believed to be reasonable using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates.
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
Significant customers and concentrations of credit risk
The Company’s five largest customers, which are each wholesale customers, represented in total approximately 45%, 51% and 46% of net sales for Fiscal 2024, 2023 and 2022, respectively. There were no significant concentrations of revenue or credit risk related to DTC sales.
Of the largest five customers, three wholesale customers each represented 10% or more of the Company’s net sales. The percentages for each of these significant customers for the periods presented are as follows:

	Fiscal years ended July 31,
	2024	2023	2022
Customer A	14%	18%	16%
Customer B	12%	16%	14%
Customer C	10%	10%	9%
Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits in excess of Federal Deposit Insurance Corporation limits, as well as trade receivables. The majority of the Company’s wine sales are made through distributors. Receivables associated with such sales are not collateralized. The Company monitors credit risk associated with its customers on a regular basis and management is of the opinion that there is no significant or unusual credit exposure as of July 31, 2024.

The same three wholesale customers, shown in the net sales table above, represent 10% or more of the Company’s trade accounts receivable balance for the periods presented. The percentages for each of these significant customers as of the periods presented are as follows:

	July 31,
	2024	2023
Customer A	26%	24%
Customer B	5%	16%
Customer C	19%	15%
Equity-based compensation
Equity awards issued in exchange for services rendered by the Company’s employees, officers or directors are accounted for pursuant to ASC Topic 718, Compensation-Stock Compensation. The Company measures equity awards at fair value at their grant date. Compensation cost is recognized in selling, general and administrative expenses or is capitalized into inventory over the requisite service period (generally the vesting period), net of actual forfeitures as incurred. The Company estimates the fair value of certain awards using a Black-Scholes option pricing model. The Company values performance-based restricted stock units using a Monte Carlo simulation model. See Note 16 (Equity-Based Compensation) for additional information.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosures, primarily through enhanced disclosures related to significant segment expenses regularly provided to the CODM and by requiring current annual disclosures to be provided in interim periods. Additionally, it requires public entities with a single reportable segment to provide all the disclosures provided by the standard. ASU 2023-07 will be effective for the Company beginning with the fiscal year ended July 31, 2025, and for interim periods beginning in the fiscal year ended July 31, 2026, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, primarily requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. ASU 2023-09 will be effective for the Company beginning with the fiscal year ended July 31, 2026, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Fiscal years ended July 31,
	2024	2023	2022
Wholesale — Distributors	69.8%	67.9%	66.3%
Wholesale — California direct to trade(a)	16.3	17.1	17.9
DTC(b)	13.9	15.0	15.8
Net sales(c)	100.0%	100.0%	100.0%
_________________________________________________________
(a) Includes bulk and grape sales of $1.2 million, $0.7 million and $3.1 million for Fiscal 2024, 2023 and 2022, respectively.
(b) Includes shipping and handling revenue of $2.6 million, $2.7 million and $2.3 million for Fiscal 2024, 2023 and 2022, respectively.
(c) Fiscal 2024 and 2023 excludes lease income of $2.2 million and $0.4 million, respectively, from Geyserville winery acquired in June 2023.

The following table presents the percentages of consolidated net sales disaggregated by brand:

	Fiscal years ended July 31,
	2024	2023	2022
Duckhorn Vineyards & Decoy	76.1%	79.2%	78.5%
Sonoma-Cutrer	5.3	—	—
Other winery brands	18.6	20.8	21.5
Net sales(a)	100.0%	100.0%	100.0%
_________________________________________________________
(a) Fiscal 2024 and 2023 excludes lease income of $2.2 million and $0.4 million, respectively, from Geyserville winery acquired in June 2023.
Net sales disaggregated by geographic area comprised of the following:

	Fiscal years ended July 31,
(in thousands)	2024	2023	2022
United States(a)	$380,973	$379,255	$348,910
Canada	7,662	7,327	7,769
Other international	16,846	16,414	15,831
Net sales	$405,481	$402,996	$372,510
_________________________________________________________
(a) Fiscal 2024 and 2023 includes lease income of $2.2 million and $0.4 million, respectively, from Geyserville winery acquired in June 2023.
4.    Acquisitions
Sonoma-Cutrer
On April 30, 2024, (the “Closing Date”) the Company acquired 100% of the equity of Sonoma-Cutrer Vineyards, Inc., a wholly owned subsidiary of Brown-Forman Corporation which includes six estate vineyards spanning approximately 1,100 acres. The Company acquired Sonoma-Cutrer for consideration comprised of approximately $50.0 million, funded from the revolver portion of the Company’s Credit Facility, and 31,531,532 shares of common stock issued for $267.1 million, determined based on the closing stock price of the Company’s stock of $8.47 per share on April 30, 2024, plus net working capital payable adjustments of $1.0 million.
The addition of Sonoma-Cutrer to the Company’s portfolio of luxury winery brands expands the Company’s portfolio of luxury Chardonnay and adds a well-renowned brand to the Company’s portfolio. Sonoma-Cutrer produces and markets its luxury Chardonnay wine brand, sourced from vineyards in the Russian River Valley and Sonoma Coast appellations.
During Fiscal 2024, the Company incurred $9.1 million and $0.9 million of third-party acquisition transaction costs and integration costs, respectively, recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

The preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed as of the Closing Date is as follows:

(in thousands)	Amount
Total purchase consideration	$318,028

Assets acquired:
Inventories	61,897
Prepaid expenses and other current assets	373
Property and equipment, net	243,941
Intangible asset (Trade name)	17,000
Other assets	246
Total assets	323,457

Liabilities assumed:
Current liabilities	(3,040)
Deferred income taxes	(60,857)
Other liabilities	(202)
Total liabilities	(64,099)

Goodwill	$58,670
The estimated fair values of assets acquired were determined with the assistance of a valuation specialist using primarily Level 3 inputs as defined under ASC Topic 820, Fair Value Measurement, as of the acquisition date. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. The intangible asset is recorded at fair value, as determined by Management based on available information. The fair value assigned to the trade name was determined using the income approach, specifically the relief from royalty method. The Company applied significant judgment in determining the fair value of the intangible asset, which involved the use of Level 3 inputs, including estimates and assumptions of future revenues, royalty rate and discount rate. The trade name is determined to have an indefinite useful life.
Goodwill related to the Sonoma-Cutrer acquisition is attributed to the benefit of a skilled workforce, brand strength in the luxury Chardonnay wine market, planned growth in new markets and synergies from combined sales, operational and administrative functions. The goodwill is not deductible for tax purposes.
The Sonoma-Cutrer acquisition accounted for $21.2 million of net sales for Fiscal 2024. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine Sonoma-Cutrer’s contribution to our earnings.
Supplemental Unaudited Pro Forma Information:
For Fiscal 2024 and 2023, the following table contains unaudited pro forma Consolidated Statements of Operations information of the Company as if the acquisition of Sonoma-Cutrer closed on August 1, 2022, the first day of Fiscal 2023.

	Fiscal years ended July 31,
(in thousands)	2024	2023
Net sales	$478,577	$488,415
Net income	$84,019	$65,005
The supplemental pro forma disclosures in the table above include adjustments for (i) depreciation expense that would have been recognized related to the acquired property and equipment, (ii) additional cost of sales related to the inventory valuation adjustment, (iii) acquisition-related costs, such as third party transaction costs, (iv) incremental interest expense associated with additional drawdown on the existing revolving line of credit, (v) fees in connection with the TSA, see Note 17 (Related Party Transactions) and (vi) the estimated income tax effect on the pro forma adjustments.
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
Geyserville winery
On June 22, 2023, the Company purchased Geyserville winery which includes a production facility and seven acres of planted Cabernet Sauvignon in Alexander Valley, Sonoma County, California. Under the terms of the purchase agreement, the Company acquired certain production and storage assets, as well as vineyard assets, for a purchase price of $54.6 million. The purchase price, inclusive of transaction costs, was comprised of cash on hand and $15.0 million from the Company’s Credit Facility.
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
The allocation of the purchase consideration to the assets acquired and liabilities assumed, on the acquisition date, as part of the transaction is as follows:

(in thousands)	Amount
Purchase consideration	$54,261
Add: Third-party transaction costs	327
Total purchase consideration	54,588
Assets acquired and liabilities assumed
Machinery and equipment	28,600
Buildings and improvements	20,823
Land	5,561
Vineyards and improvements	367
Liabilities	(763)
Total assets acquired and liabilities assumed	$54,588
The estimated fair values of assets acquired were determined with the assistance of a valuation specialist, using Level 3 inputs as defined under ASC Topic 820, Fair Value Measurement, as of the acquisition date. The fair value analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company.

5.     Inventories
Inventories were comprised of the following:

	July 31,
(in thousands)	2024	2023
Finished goods	$185,196	$145,355
Work in progress	239,493	161,795
Raw materials	24,278	15,077
Inventories	$448,967	$322,227
In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. As of July 31, 2024 and 2023, the Company’s inventory reserve was $0.9 million.
The Company capitalizes into inventories depreciation related to property and equipment used in the production of inventory. For Fiscal 2024 and 2023, the amount capitalized was $25.0 million and $18.3 million, respectively. The Company also capitalizes lease costs related to leases used in the production of inventory. For Fiscal 2024 and 2023, the amount capitalized was $4.5 million and $4.6 million, respectively. In addition, the Company capitalizes share-based compensation costs related to employees involved in the production of inventory which amounted to $1.7 million and $1.2 million for Fiscal 2024 and 2023, respectively.
In connection with the Sonoma-Cutrer acquisition, the Company acquired inventory of approximately $61.9 million in Fiscal 2024. See Note 4 (Acquisitions) for additional information.
6.    Property and Equipment, net
Property and equipment, net was comprised of the following:

	July 31,
(in thousands)	2024	2023
Land	$309,176	$141,888
Buildings and improvements	121,937	92,960
Machinery and equipment	100,585	81,984
Vineyards and improvements	64,486	44,896
Barrels	49,155	34,944
Construction in progress	31,685	11,866
Property and equipment, gross	677,024	408,538
Less: accumulated depreciation and amortization	(108,567)	(85,008)
Property and equipment, net	$568,457	$323,530
Construction in progress primarily consists of costs related to tasting room improvements, barrel purchases and vineyard improvements.
Depreciation expense recognized in selling, general and administrative expenses was $4.6 million, $1.9 million, $1.7 million for Fiscal 2024, 2023 and 2022. See Note 5 (Inventories) for depreciation expense capitalized into inventory.

Acquisitions
In Fiscal 2024, the Company completed the acquisition of Sonoma-Cutrer which includes six estate vineyards spanning approximately 1,100 acres within the Russian River Valley and Sonoma Coast appellations. In connection with the acquisition, the Company acquired property and equipment, net of approximately $243.9 million, see Note 4 (Acquisitions) for additional information.
In Fiscal 2023, the Company purchased the Geyserville winery which includes a production winery and seven acres of planted Cabernet Sauvignon in Alexander Valley, Sonoma County, California for $54.6 million, see Note 4 (Acquisitions) for additional information.
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
Upon the acquisition of the Geyserville winery, the Company became the lessor in an existing operating lease for the production facility. The Company recorded lease income of $2.2 million and $0.4 million for Fiscal 2024 and 2023, respectively, recorded in net sales in the Consolidated Statements of Operations. The lease term expired in February 2024. The Company elected the practical expedient to combine lease and nonlease components.
The amounts and classification of the Company’s leases in the Consolidated Statements of Financial Position are as follows:

		July 31,
(in thousands)	Balance Sheet Classification	2024	2023
Assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$27,130	$20,376

Liabilities:
Current:
Operating lease liabilities	Current operating lease liabilities	2,869	3,787
Non-current:
Operating lease liabilities	Operating lease liabilities	24,286	16,534
Total lease liabilities		$27,155	$20,321

Lease costs
The components of lease cost reported in the Consolidated Financial Statements were as follows:

	July 31,
(in thousands)	2024	2023
Operating lease costs:
Lease cost	$4,434	$4,361
Variable lease cost(a)	1,325	1,363
Short-term lease cost	—	66
Less: Sublease income	(110)	(132)
Total lease costs	$5,649	$5,658
_________________________________________________________
(a) Variable lease cost includes payments for property taxes, insurance, maintenance and grower purchase agreements. Variable lease cost is recorded in the period in which variability is removed. See Note 15 (Commitments and Contingencies) for estimated variable cost of grower purchase agreements to be recognized in Fiscal 2025 related to the 2024 harvest, subject to grape yield sizes and the Company accepting grapes under its quality control provisions.
See Note 5 (Inventories) for lease costs capitalized into inventory.
Lease term and discount rate
Weighted average remaining lease terms and discount rates consisted of the following:

	July 31,
	2024	2023
Operating leases:
Weighted average remaining lease term (in years)	8.68	7.08
Weighted average discount rate	5.56%	3.65%
Maturity of operating lease liabilities
A summary of the remaining lease payments of operating lease liabilities (leases with terms in excess of one year) for the next five fiscal years and thereafter as of July 31, 2024 were as follows:

(in thousands)	Operating lease liabilities
2025	$4,224
2026	4,310
2027	4,201
2028	3,795
2029	3,724
Thereafter	14,082
Total lease payments	34,336
Less: interest	(7,181)
Total lease liabilities	$27,155

Supplemental cash flow information
Supplemental and other information related to leases comprised of the following:

	July 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,337	$4,273
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$11,645	$636
8.    Goodwill and Intangible Assets, net
Goodwill
Changes to goodwill as of July 31, 2024, were as follows:

(in thousands)
Goodwill as of July 31, 2022	$425,209
Adjustments to previous recorded goodwill	—
Goodwill as of July 31, 2023	425,209
Additions for Sonoma-Cutrer acquisition	58,670
Goodwill as of July 31, 2024	$483,879
See Note 4 (Acquisitions) for additional information regarding the acquisition.
Intangible assets, net
Intangible assets, net were comprised of the following:

	July 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Customer relationships	$92,720	$(56,953)	$35,767
Total definite-lived intangible assets	92,720	(56,953)	35,767

Indefinite-lived intangible assets:
Trade names	155,400	—	155,400
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	156,700	—	156,700
Total intangible assets, net	$249,420	$(56,953)	$192,467

	July 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Customer relationships	$92,720	$(49,393)	$43,327
Total definite-lived intangible assets	92,720	(49,393)	43,327

Indefinite-lived intangible assets:
Trade names	139,600	—	139,600
Lane rights	1,300	—	1,300
Total indefinite-lived intangible assets	140,900	—	140,900
Total intangible assets, net	$233,620	$(49,393)	$184,227
In connection with the Sonoma-Cutrer acquisition, the Company recognized an indefinite-lived trade name of $17.0 million during Fiscal 2024. See Note 4 (Acquisitions) for additional information regarding the acquisition.
Impairment Assessment
Goodwill, trade names and lane rights are not amortized pursuant to ASC Topic 350, Intangibles—Goodwill and Other. The Company performs an annual impairment test for goodwill and intangible assets with indefinite useful lives on an annual basis, as of June 30, or whenever potential impairment triggers occur. In Fiscal 2024, the Company performed a quantitative goodwill impairment assessment. Based on our quantitative test results, the Company determined that the reporting unit fair value exceeded its carrying value. The Company estimated the fair value of the reporting unit using both a discounted cash flow model and a market multiple model. These models are both based on the Company’s estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium. The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for the reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, estimated future cash flows, revenues, earnings, estimated market multiples, discount rate and the most recent price of the Company’s common stock. The Company did not record any impairment charges related to goodwill for Fiscal 2024, 2023 or 2022.
The Company’s impairment testing of the trade name intangible assets compares the fair value of each trade name with its carrying value, with any excess of carrying value recognized as an impairment loss. The Company estimates the fair value of the trade names using the Relief-from-Royalty method. Management applies significant judgment in determining the fair value of intangible assets, which involves the use of estimates and assumptions including future net sales attributable to the trade names and selection of appropriate royalty and discount rates. For the fiscal year ended July 31, 2024, the Company recorded a $1.2 million non-cash impairment loss for a certain trade name intangible asset. The charge was primarily the result of changes to the brand's sales forecast. The carrying value of the trade name intangible assets totaled $156.6 million before the impairment, and $155.4 million after the impairment. The impairment charges were recognized in the Consolidated Statements of Operations in selling, general and administrative expenses within income from operations, as the assets are actively used in the Company’s ongoing operations. The Company did not record any impairment charges related to trade names for Fiscal 2023 or 2022.
Amortization expense
The Company’s amortization expense was $7.6 million for Fiscal 2024, 2023 and 2022.

Estimated future amortization expense for each of the following five fiscal years and thereafter is as follows:

(in thousands)	Amount
2025	$7,560
2026	7,560
2027	7,560
2028	7,560
2029	5,527
Total	$35,767
9.    Accrued Expenses
Accrued expenses were comprised of the following:

	July 31,
(in thousands)	2024	2023
Trade spend(a)	$10,593	$12,721
Income taxes payable(b)	—	11,019
Accrued construction in progress	4,385	611
Deferred compensation liability(c)	3,932	3,261
Barrel purchase	3,143	2,589
Bulk wine and other received not invoiced	2,901	529
Accrued invoices and other accrued expenses	9,210	7,516
Accrued expenses	$34,164	$38,246
_________________________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives. See further discussion in Note 2 (Basis of Presentation and Significant Accounting Policies).
(b) Effective March 2023, as revised in October 2023, the IRS postponed certain tax filings and payment deadlines, until November 2023, in areas designated with eligible Federal Emergency Management Agency declarations. During the third fiscal quarter of 2023, the Company deferred federal and state tax payments which were paid in full in Fiscal 2024.
(c) See discussion in Note 14 (Employee Benefit Plans) regarding the Company’s deferred compensation plan and related cash surrender value life insurance policies the Company intends to use in settling the plan liability. The cash surrender value of the life insurance policies was $3.7 million and $2.7 million at July 31, 2024 and 2023, respectively.

10.    Debt
Long-term debt, net of current maturities and debt issuance costs was comprised of the following:

	July 31,
(in thousands)	2024	2023
Revolving line of credit	$101,000	$13,000
Term loan, first lien	210,832	220,832
Total debt	311,832	233,832
Less: Current maturities of long-term debt	(9,721)	(9,721)
Total long-term debt	302,111	224,111
Debt issuance costs(a)	(377)	(492)
Total long-term debt, net of current maturities and debt issuance costs	$301,734	$223,619
_________________________________________________________
(a) Debt issuance costs are the costs associated with the term loan facility. Debt issuance costs of $2.2 million and $2.8 million at July 31, 2024 and 2023, respectively, associated with the revolving credit and delayed draw term loan facilities are recorded in other assets on the Consolidated Statements of Financial Position.

During Fiscal 2024, the Company borrowed $135.0 million on the revolving credit facility of which approximately $50.0 million was used to fund the cash consideration of the Sonoma-Cutrer acquisition. See Note 4 (Acquisitions) for additional information. As of July 31, 2024, the Company had unused capacity of $324.0 million under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity.
Credit Agreement
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
Borrowings under the revolver portion of the Credit Agreement generally bear interest based on the sum of the forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) plus a loan margin based on average availability as follows: (a) less than or equal to 33% of average availability, a loan margin of 1.50%, (b) greater than 33% and less than or equal to 66% of average availability, a loan margin of 1.25%, and (c) greater than 66% of average availability, a loan margin of 1.00%. The weighted average interest rate, including unused line fees, on outstanding borrowings under the revolver portion of the credit facilities was 7.6% during Fiscal 2024.
Borrowings under the term loan and delayed draw portions of the Credit Agreement generally bear interest based on the sum of (i) Term SOFR plus (ii) a credit spread adjustment of 10 basis points for 1-month and 3-month interest periods and 15 basis points for a six-month interest period plus (iii) a loan margin of 1.625%. The weighted average interest rate on outstanding borrowings under the term loan portions of the credit facilities was 7.1% during Fiscal 2024.
The Credit Agreement also includes an unused line fee and contains customary representations and warranties and affirmative and negative covenants for agreements of this type. In addition, the Credit Agreement requires compliance with the following financial covenants, in each case commencing from fiscal quarter ending January 31, 2023: (i) a debt to capitalization ratio not to exceed 0.55:1.00, measured at the end of each fiscal quarter and (ii) a fixed charge coverage ratio not to be less than 1.15:1.00, measured at the end of each fiscal quarter. As of both July 31, 2024 and 2023, the Company was not in violation of any financial covenant.
In the year ended July 31, 2023, the Company incurred approximately $3.3 million in debt issuance costs, including bank financing fees and third party legal and other professional fees in closing the Credit Agreement, of which approximately $2.4 million were capitalized in accordance with ASC Topic 470, Debt. The fees associated with the revolving and delayed draw term facilities were capitalized to other assets and the fees associated with the term loan facility were capitalized to long-term debt, net of current maturities and debt issuance costs on the Consolidated Statement of Position. The capitalized debt issuance costs are amortized as interest expense over the term of the Credit Agreement. Other related charges incurred of $0.9 million that were not capitalized during the period are reflected in other income, net in the Consolidated Statements of Operations in Fiscal 2023.

Included in interest expense in the Consolidated Statements of Operations, and separately presented on the Consolidated Statements of Cash Flows, is amortization related to debt issuance costs of $0.8 million, $1.0 million and $1.6 million for Fiscal 2024, 2023 and 2022.
Amendments to the Credit Agreement
Effective February 6, 2023, the Company entered into Amendment No. 1 to the Amended and Restated First Lien Loan and Security Agreement. The changes in the amendment are administrative in nature and did not impact the Company’s outstanding debt or related debt covenants. The amendment did not result in any additional cash proceeds or changes in commitment amounts.
Effective May 2, 2023, the Company entered into Amendment No. 2 to the Amended and Restated First Lien Loan and Security Agreement. The amendment amends and restates the definition of fixed charge coverage ratio in the Credit Agreement to replace unfinanced capital expenditures with maintenance capital expenditures in the calculation of the fixed charge coverage ratio. The amendment did not result in any additional cash proceeds or changes in commitment amounts.
As of July 31, 2024, the required revolving line of credit and long-term debt repayments for each of the following five fiscal years and thereafter are as follows:

(in thousands)	Amount
2025	$9,721
2026	9,721
2027	9,721
2028	282,669
2029	—
Thereafter	—
Total	$311,832
11.    Derivative Instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the Company's financial results.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company’s derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of July 31, 2024 or July 31, 2023. The Company does not enter into derivative instruments for trading or speculative purposes. The Company does not apply hedge accounting treatment to derivative instruments.
As of July 31, 2024, the Company held the following interest rate swap agreement, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	3.735%	January 4, 2023	November 4, 2027

The total notional amounts of the Company’s derivative instruments outstanding are as follows:

	July 31,
(in thousands)	2024	2023
Interest rate swap contract	$100,000	$100,000
Foreign currency forward contracts	3,792	5,610
Total derivative instruments not designated as hedging instruments	$103,792	$105,610
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
Results of period derivative activity
The estimated fair value and classification of derivative instruments on the Consolidated Statements of Financial Position at July 31, 2024 were as follows:

	Derivative Assets		Derivative Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Interest rate swap contract	Other assets	$465	Other liabilities	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	5	Other current liabilities	—
Total derivatives not designated as hedging instruments		$470		$—

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
The amounts and classification of the gains and losses in the Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Fiscal years ended July 31,
(in thousands)	Classification	2024	2023	2022
Interest rate swap contracts	Other income, net	$652	$326	$(1,923)
Foreign currency forward contracts	Other income, net	64	(292)	228
Total loss (gain)		$716	$34	$(1,695)
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
The Company’s other financial instruments consist mainly of cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of all other financial instruments, except debt and cash surrender value life insurance policies, approximates fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s debt approximates fair value as the interest rates are variable and reflective of market rates (Level 2 of the fair value hierarchy). The carrying value of cash surrender value life insurance policies is recorded at cash surrender value and, accordingly, approximates fair value.
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2024, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Interest rate swap contract	$—	$465	$—
Foreign currency forward contracts	$—	$5	$—
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2023, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Interest rate swap contracts	$—	$1,117	$—
Foreign currency forward contracts	$—	$69	$—
13.    Income Taxes
The Company’s income tax provision represents U.S. federal and state income taxes. The provision for income taxes was as follows:

	Fiscal years ended July 31,
(in thousands)	2024	2023	2022
Current:
Federal	$16,088	$19,184	$13,844
State	4,685	6,266	4,864
Total current income taxes	20,773	25,450	18,708

Deferred:
Federal	1,646	(262)	2,080
State	(1,616)	(5)	1,736
Total deferred income taxes	30	(267)	3,816
Income tax expense	$20,803	$25,183	$22,524

The significant components of deferred tax assets (liabilities) were comprised of the following:

	July 31,
(in thousands)	2024	2023
Deferred tax assets:
Operating lease liabilities	$6,919	$5,201
Accrued liabilities	1,854	1,579
Equity-based compensation	1,521	1,041
State taxes	902	1,411
Inventory	—	2,385
Other	75	158
Total deferred tax assets	11,271	11,775

Deferred tax liabilities:
Property and equipment	(101,015)	(48,448)
Intangible assets	(47,595)	(45,607)
Operating lease asset	(6,913)	(5,216)
Inventory	(4,224)	—
Prepaid expenses	(2,511)	(2,434)
Interest rate swap	(117)	(286)
Total deferred tax liabilities	(162,375)	(101,991)
Net deferred tax liabilities	$(151,104)	$(90,216)
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
The Company considers the realizability of deferred tax assets, evaluating whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2024 and 2023, the Company determined it is more likely than not that it will realize the benefits of these deductible differences. Accordingly, the Company has recorded no valuation allowances.
The following table reconciles the Company’s actual income tax provision to the expected statutory tax rate:

	Fiscal years ended July 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	3.3	5.3	6.4
Transaction expense	1.7	—	—
Other	1.1	0.4	(0.2)
Effective tax rate	27.1%	26.7%	27.2%
The Company and its subsidiaries file a consolidated federal income tax return and individual or consolidated state tax returns based on the tax laws of each jurisdiction where the Company operates. The Company is subject to taxation in the jurisdictions in which it operates. The Company continues to remain subject to examination by U.S. federal authorities for the fiscal years ended July 31, 2020 through 2023 and for various state authorities, primarily for the fiscal years ended July 31, 2016 through 2023. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. There were no material interest and penalties for Fiscal 2024, 2023 or 2022.
As of July 31, 2024 and 2023, the total amount of gross unrecognized tax benefits was $9.1 million and $0.5 million, all of which if recognized, would impact the Company’s effective tax rate. The aggregate change in the balance of gross unrecognized tax benefits is as follows:

	July 31,
(in millions)	2024	2023
Beginning balance	$0.5	$0.4
Additions based on tax positions related to 2023	8.5	—
Gross increase related to prior year tax positions	0.1	0.1
Ending balance	$9.1	$0.5
During Fiscal 2024, the Company filed amended California return claims for refund based on a tax position for throwback sales under the Multistate Tax Commission's recently updated guidance on Public Law 86-272 that was adopted in August 2021. The guidance continues to be contested in the California court system and given the continued uncertainty with sustaining this position, the Company recognized a reserve against the amount of the tax refund claim the Company believes is not more likely than not to be sustained. An unrecognized tax benefit of $8.5 million was recorded against the receivable associated with the refund claim. As of July 31, 2024 and 2023, the total amount of gross unrecognized tax benefits was $0.6 million and $0.5 million, respectively, as a result of certain research and development tax credits, all of which is expected to reverse in the next 12 months.
14.    Employee Benefit Plans
Defined contribution plan
The Company sponsors a defined contribution 401(k) plan pursuant to which eligible employees may defer a portion of their compensation. All full-time and part-time employees are eligible to participate. Defined contribution expense includes the plan administration fees and is reduced by forfeitures. The Company made mandatory safe harbor and discretionary employer contributions during the year totaling 10% of eligible compensation, and no other profit-sharing contributions were approved for Fiscal 2024, 2023 and 2022. The Company contributed $5.8 million, $5.2 million and $4.6 million to the plan for Fiscal 2024, 2023 and 2022, respectively.
Deferred compensation retirement plan
The Company offers to certain qualifying members of management, at the Company’s discretion, the ability to participate in the Company’s deferred compensation plan which is subject to Section 409(a) of the Internal Revenue Code. For such employees, when discretionary employer contributions to the 401(k) plan would exceed the maximum allowable 401(k) contribution, the balance of the contribution is made into the 409(a) plan. Participating employees may elect to defer compensation under the plan, and the Company may make discretionary contributions on participants’ behalf. Employee contributions vest immediately. Discretionary contributions are made by the Company as approved by the Company’s Board of Directors and are subject to a three-year cliff vesting schedule. Company contributions to the plan totaled $0.3 million, $0.3 million and $0.4 million for Fiscal 2024, 2023 and 2022, respectively. The deferred compensation liability was $3.9 million and $3.3 million as of July 31, 2024 and 2023, respectively. See Note 12 (Fair Value Measurements) for additional information.
Future payments related to the deferred compensation plan will be funded with cash surrender value life insurance contracts which are payable to the Company upon the death of a participating employee. These plan assets are general assets of the Company, which are subject to creditors. The cash surrender value of the life insurance policies totaled $3.7 million and $2.7 million as of July 31, 2024 and 2023, respectively, and is included in other assets on the Consolidated Statements of Financial Position.

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
For the 2024 harvest, the Company contracted for approximately 36,000 tons of grapes at an estimated cost of approximately $92.0 million, subject to the final determination of yield quantities and our quality acceptance provisions being met, which will be recognized into inventory during Fiscal 2025. For the 2023 harvest, the Company purchased 32,000 tons of grapes at a cost of approximately $85.7 million, which was recognized in inventory during Fiscal 2024. For the 2022 harvest, the Company purchased 29,000 tons of grapes at a cost of approximately $71.0 million, which was recognized in inventory during Fiscal 2023. The Company also increases the scope of its grape contracts when necessitated by supply needs to meet production levels in future periods.
Purchase commitments
The Company enters into commitments to purchase barrels for each harvest, a significant portion of which are settled in Euros. As of July 31, 2024, the Company has ongoing commitments to purchase barrels for a total of $12.5 million, of which approximately $10.5 million will be paid in Euros in the next 12 months. As of July 31, 2023, the Company had $10.6 million in barrel purchase commitments. During Fiscal 2024, the Company paid the remaining commitments and liabilities associated with the barrel purchases for the 2023 harvest. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in other income, net on the Consolidated Statements of Operations. See Note 11 (Derivative Instruments) for the total notional value and impact on the current period consolidated financial statements due to foreign currency forward contracts.
The Company enters into various purchase commitments related to production activities. In December 2023, the Company entered into an equipment agreement resulting in a purchase commitment of $15.9 million. During Fiscal 2024, the Company made nonrefundable advance payments of $4.8 million which are included in property and equipment, net, in the Consolidated Statements of Financial Position. Under the agreement, the Company is obligated to pay milestone payments as equipment and services are rendered of $10.3 million and $0.8 million, respectively, in Fiscal 2025 and 2026.
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
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of July 31, 2024 and 2023, there were no material contingent obligations requiring accrual.
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
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of July 31, 2024 and 2023, no amounts were accrued related to such indemnification provisions.
16.    Equity-Based Compensation
2016 Equity Incentive Plan
The Board of Managers of Mallard Holdco, LLC, the entity which wholly-owned The Duckhorn Portfolio, Inc. before the Company’s IPO, approved the issuance of profit interest units (“Class M Common Units”, “awards” or “units”) to certain employees of the Company. The units, issued in accordance with the board approved 2016 Equity Incentive Plan (“2016 Plan”), were considered equity awards for purposes of calculating compensation expense, and equity-classified in the Consolidated Statements of Financial Position. The total intrinsic value of restricted shares that vested during Fiscal 2023 and 2022, was $4.9 million and $3.0 million, respectively, related to the Class M Common Units. There was no compensation expense recognized in Fiscal 2024, related to the 2016 Plan.
In connection with the adoption of the Company’s 2021 Equity Plan, as discussed below, the Company will no longer grant additional awards under the 2016 Plan. However, the terms and conditions of the 2016 Plan will continue to govern the previously granted awards, to the extent applicable.
2021 Equity Incentive Plan
The Board of Directors approved the 2021 Equity Incentive Plan (“2021 Plan”), which allows Management to grant various stock and stock-based awards. A maximum of 14,003,560 shares of the Company’s common stock were authorized for issuance under the 2021 Plan. Restricted stock units and stock options are granted to certain employees of the Company, advisors and directors (collectively “grants”). The grants are considered equity awards for purposes of calculating compensation expense and are equity-classified in the Consolidated Statements of Financial Position. The grants awarded vest ratably by 25% on each anniversary of the vesting date, subject to continued service through each vesting date. Consistent with the Company’s policy related to the 2016 Plan, forfeitures will be recorded as they occur. Stock options granted under the 2021 Plan expire ten years from the date of the grant.

Stock options
The following table represents the stock option activity:

	Number of options outstanding	Weighted-average exercise price (per share)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance as of July 31, 2023	2,321,233	$15.98	8.0	$—
Granted	1,267,560	9.89	—	—
Exercised	—	—	—	—
Forfeited	(667,037)	14.46	—	—
Expired	(427,172)	16.38	—	—
Balance as of July 31, 2024	2,494,584	$13.23	8.2	$—

Exercisable as of July 31, 2024	722,295	$16.63	7.0	$—
The total unrecognized compensation expense related to the 2021 Plan stock options was $6.0 million as of July 31, 2024, which is expected to be recognized over a weighted-average period of 2.6 years. The weighted-average grant-date fair value of options granted for 2024 was $3.98 per share.
The following assumptions were applied in the Black-Scholes option pricing model to estimate the grant-date fair value of the stock options granted:

	Fiscal years ended July 31,
	2024	2023	2022
Expected term (in years)(a)	6.22	6.23	6.25
Expected dividend yield(b)	—%	—%	—%
Risk-free interest rate(c)	4.09% - 4.55%	3.77% - 3.96%	2.54%
Expected volatility(d)	30.9%	33.9%	47.0%
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
Restricted stock units
Restricted stock units (“RSU”) are valued using the closing market price of the Company’s common stock on the date of grant. Expense is recognized ratably over the vesting period, generally four years for RSUs issued to employees and one year for RSUs issued to our independent directors.
The following table represents the RSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2023	562,861	$15.52
Granted	966,856	9.61
Vested	(252,284)	14.50
Forfeited	(213,552)	14.33
Unvested as of July 31, 2024	1,063,881	$10.62

The total intrinsic value of restricted stock that vested during Fiscal 2024 and 2023 was $2.5 million and $2.3 million, respectively. The total unrecognized compensation expense related to the 2021 Plan RSUs was $8.6 million as of July 31, 2024, which is expected to be recognized over a weighted-average period of 2.5 years.
Performance-based restricted stock units
During Fiscal 2024, the Company granted performance-based restricted stock units (“PSU”) under the 2021 Plan, which are settled in shares of the Company’s common stock if the market condition is met within a three-year period. The shares vest immediately upon satisfaction of the market condition, which is based on the Company’s stock price.
The following table represents the PSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2023	—	$—
Granted	177,095	5.40
Vested	—	—
Forfeited	—	—
Unvested as of July 31, 2024	177,095	$5.40
The total unrecognized compensation expense related to the 2021 Plan PSUs was $0.8 million as of July 31, 2024, which is expected to be recognized over a weighted-average period of 0.9 years. The fair value of the PSUs was estimated on the date of grant using a Monte Carlo simulation model with the following assumptions:

Fiscal years ended July 31,
2024
Expected term (in years)(a)	1.2
Expected dividend yield(b)	—%
Risk-free interest rate(c)	4.8%
Expected volatility(d)	43.0%
_________________________________________________________
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
2021 Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”), through which eligible employees may purchase shares of the Company’s common stock at a discount through accumulated payroll deductions. Unless otherwise determined by the Board of Directors, in their sole discretion, the purchase of common stock under the ESPP will be 85% of the lower of the fair market value per share on the first trading day of the applicable offering period or the exercise date of the applicable purchase period. Each offering period is approximately five months in duration. The fair value of ESPP shares is estimated at the date of grant using the Black-Scholes option pricing model.
A maximum of 1,250,509 shares of the Company’s common stock were authorized for issuance and sale to eligible employees under the ESPP. The Company issued 34,304 shares and 28,222 shares under the ESPP during Fiscal 2024 and 2023, respectively.

Compensation expense
During Fiscal 2024, 2023 and 2022, the Company recognized total equity-based compensation expense due to units vesting over their requisite service periods for all plans of $7.3 million, $6.3 million and $5.6 million, respectively. The related income tax benefit recognized in each respective fiscal year was $1.8 million, $1.6 million and $1.3 million. The Company recognizes equity-based compensation in selling, general and administrative expenses in the Consolidated Statements of Operations, except for amounts capitalized to inventories in the Consolidated Statements of Financial Position. See Note 5 (Inventories) for costs capitalized into inventory. The Company recognized $5.6 million, $5.1 million and $4.8 million in selling, general and administrative expenses in Fiscal 2024, 2023 and 2022, respectively.
17.    Related Party Transactions
Effective April 30, 2024, in connection with the Sonoma-Cutrer acquisition, the Company entered into a TSA with Brown-Forman, which is considered a related party transaction. See Note 4 (Acquisitions) for additional information regarding the acquisition. The TSA governs services including certain distribution services, information technology services, finance and accounting services and sales and marketing services for a limited time to ensure an orderly transition following the acquisition. The agreed-upon charges for such services are intended to cover any costs and expenses incurred in providing such services to the Company by Brown-Forman (with a mark-up to reflect the management and administrative cost of providing the services). As of July 31, 2024, the Company had a receivable balance outstanding with Brown-Forman for $10.8 million related to these services and related net sales, recognized in due from related party on the Consolidated Statements of Financial Position. During Fiscal 2024, the Company recorded net sales of $19.2 million, net of applicable service fees, to Brown-Forman recognized within net sales in the Consolidated Statements of Operations
As of July 31, 2024, the Company had a related party payable of $1.7 million outstanding with Brown-Forman for preliminary working capital adjustments related to consideration paid for the acquisition and accounts payable, recognized in due to related party on the Consolidated Statements of Financial Position. See Note 4 (Acquisitions) for additional information.

18.    Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.
The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	Fiscal years ended July 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Numerator:
Net income attributable to The Duckhorn Portfolio, Inc.	$56,013	$69,298	$60,190

Denominator:
Weighted average number of shares outstanding for basic per share calculation	123,436,717	115,233,324	115,096,152

Effect of dilutive potential shares(a):
Stock options	—	1,687	112,471
Restricted stock units	112,392	172,613	154,955
Adjusted weighted average shares outstanding for diluted per share calculation	123,549,109	115,407,624	115,363,578

Earnings per share attributable to The Duckhorn Portfolio, Inc.
Basic	$0.45	$0.60	$0.52
Diluted	$0.45	$0.60	$0.52
_________________________________________________________
(a) Calculated using the treasury stock method.
For Fiscal 2024, 2023 and 2022, there were 1.8 million, 0.6 million and 0.2 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted EPS because the effect of their inclusion would have been antidilutive under the treasury stock method. For Fiscal 2024, there were 0.1 million common shares issuable upon the exercise of certain RSUs that were not included in the calculation of diluted EPS because the effect of their inclusion would have been antidilutive under the treasury stock method. Refer to Note 16 (Equity-Based Compensation) for the terms of the awards.
19.    Subsequent events
On October 6, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marlee Buyer, Inc., a Delaware corporation (“Parent”), and Marlee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company whereupon the separate corporate existence of Merger Subsidiary will cease and the Company will be the surviving corporation in the Merger (the “Surviving Corporation”) and will continue as a wholly owned subsidiary of Parent (the “Merger”). The Merger, which was unanimously approved by the the Company’s Board of Directors, is expected to close this winter, subject to customary closing conditions, including approval by the Company’s stockholders and the receipt of required regulatory approvals. The completion of the transaction is not subject to a financing condition. Upon completion of the transaction, the Company’s common stock will cease to trade and no longer be listed on the New York Stock Exchange.
As a result of the Merger, at the effective time of the Merger (the “Effective Time”) (subject to certain exceptions, including for shares common stock of the Company (collectively, the “Company Stock”) owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of

Delaware), each share of Company Stock outstanding immediately prior to the Effective Time will be automatically canceled and converted into the right to receive $11.10 in cash, without interest (the per share consideration, the “Per Share Consideration” and the aggregate consideration, the “Merger Consideration”).
The agreement includes a “go-shop” period expiring at 11:59 p.m. Pacific time on November 20, 2024, which allows the Company’s board of directors and its advisors to actively initiate, solicit and consider alternative acquisition proposals from third parties. The Company’s Board of Directors will have the right to terminate the Merger Agreement to enter into a superior proposal subject to the terms and conditions of the Merger Agreement. There can be no assurance that this “go-shop” will result in a superior proposal, and the Company does not intend to disclose developments with respect to the solicitation process unless and until it determines such disclosure is appropriate or otherwise required.
Pursuant to the agreement, the Company may be required to pay a termination fee of up to approximately $53.5 million, if the agreement is terminated under certain circumstances, and may be entitled to receipt of a termination fee of approximately $95.0 million, if the agreement is terminated under certain circumstances.

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
As of the end of the period covered by this 10-K Report, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure consideration.
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
As of July 31, 2024, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control - Integrated Framework Issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has determined that our internal control over financial reporting was effective as of July 31, 2024.
As discussed above, on April 30, 2024, we completed the acquisition of Sonoma-Cutrer. Under SEC Staff guidance, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting which covers the period in which such acquisition was completed. Sonoma-Cutrer's total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent

16.9% and 5.2%, respectively, of our consolidated financial statement amounts as of and for the year ended July 31, 2024.
The effectiveness of our internal control over financial reporting as of July 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in “Part II — Item 8. Financial Statements and Supplementary Data”.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 trading plans
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. None of the Company’s directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three month period ended July 31, 2024.
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as our executive officers and directors as of October 7, 2024.

Name	Age	Position	Held position since
Deirdre Mahlan	62	President, Chief Executive Officer and Chairperson	2024
Jennifer Fall Jung	54	Executive Vice President, Chief Financial Officer	2023
Sean Sullivan	44	Executive Vice President, Chief Strategy and Legal Officer	2019
Pete Przybylinski	56	Executive Vice President, Chief Sales Officer	2010
Zach Rasmuson	51	Executive Vice President, Chief Operating Officer	2012
Charles Esserman	66	Director	2016
Michelle Gloeckler	58	Director	2021
Daniel Costello	43	Director	2016
Adriel Lares	52	Director	2021
James O’Hara	57	Director	2016
Marshall Farrer	53	Director	2024
Tim Nall	53	Director	2024
Dave Burwick	63	Director	2024
Deirdre Mahlan has served as our President, Chief Executive Officer and Chairperson since April 2024. She served as Duckhorn’s interim President, Chief Executive Officer and Chairperson from September 2023 until April 2024. From November 2015 to June 2020, Ms. Mahlan served as President of Diageo North America, Inc., a multinational beverage company, where she oversaw Diageo’s US and Canadian spirits and beer businesses. From October 2010 to October 2015, she served as Chief Financial Officer of Diageo plc, prior to which she served as the company’s Deputy CFO and Head of Tax and Treasury. Ms. Mahlan began her career at PricewaterhouseCoopers LLP, where she conducted audits across several diversified global companies. She served as a director of Experian plc, a credit reporting company, from September 2012 to July 2022. She joined the board of The Duckhorn Portfolio in March 2021 and served as an independent director, audit committee chair and member of the compensation committee until assuming the interim CEO position at Duckhorn in September 2023. In September 2021, she joined the board of the Kimberly-Clark Corporation, a consumer goods company, where she is a member of its audit committee. From July 2022 to September 2024, Ms. Mahlan served on the board of Haleon plc, a healthcare goods company, where she was chair of the audit and risk committee and a member of the nominations and corporate governance committee and the remuneration committee. Ms. Mahlan is a certified public accountant and received her MBA with a concentration in finance and international business from Columbia University and her BS in accounting from New York University. We believe Ms. Mahlan’s leadership as the Company’s President, Chief Executive Officer and Chairperson, and financial expertise as a CFO and as a director of various companies qualifies her to serve on our Board.
Jennifer Fall Jung has served as our Executive Vice President, Chief Financial Officer since June 2023 and leads the finance, accounting, technology and investor relations teams. From August 2019 to February 2023, Ms. Fall Jung served as CFO of Funko, Inc., a consumer goods company focused on licensed collectables, accessories and apparel. Prior to that role, Ms. Fall Jung held a variety of roles at The Gap Inc., a multinational clothing retailer, including Senior Vice President, Corporate Finance and Investor Relations from January 2017 to March 2018. From November 2012 to January 2017, she served as CFO and SVP of Old Navy Global Stores and Online, a division of The Gap, and Head of International of Old Navy Global. Ms. Fall Jung has more than two decades of corporate finance and investor-focused public company experience. Ms. Fall Jung earned an MBA and a BS in business administration from San Diego State University.

Sean Sullivan has served as our Executive Vice President, Chief Strategy and Legal Officer since February 2019 and leads the Strategy and Legal Department, which include business strategy, legal, regulatory compliance, mergers and acquisitions, SEC reporting, ESG, governmental relations and safety teams. From 2012 to 2019, Mr. Sullivan was an attorney at Gibson, Dunn & Crutcher LLP, an international law firm, advising consumer products, life sciences and technology companies on IPOs and other securities offerings, mergers and acquisitions and public company SEC filings. Prior to that, Mr. Sullivan worked as an investment banker in Credit Suisse Group AG’s technology, media and telecom group. Mr. Sullivan served as a member of the Board of Directors of Dutch Bros Inc., an operator and franchisor of drive-thru beverage shops, from November 2023 to June 2024. Mr. Sullivan received a JD from Columbia Law School and BA in economics and politics from St. Mary’s College of California.
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
Zach Rasmuson has served as our Executive Vice President, Chief Operating Officer since May 2012, after serving as the Winemaker and General Manager for Goldeneye since joining the Company in 2003. Previously, Mr. Rasmuson worked for wineries such as Stag’s Leap Wine Cellars, Robert Sinskey Vineyards and Husch Vineyards. Mr. Rasmuson received his BA in philosophy and the history of science from St. John’s College.
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
Michelle Gloeckler served as Interim Chief Executive Officer at Holley Inc., an automotive products company, from February to June 2023. From August 2016 to January 2019, Ms. Gloeckler was Executive Vice President, Chief Merchant and President International at Academy Sports and Outdoors, Inc., a sporting goods retailer. From 2009 to 2016 she served as EVP, Consumables, Health and Wellness at Walmart Inc., a multinational retailer, where she led the company’s health and wellness business. Ms. Gloeckler led the President’s Global Council of Women Leaders and the US Manufacturing commitment for Walmart. Prior to Walmart, Ms. Gloeckler spent 21 years at The Hershey Company in various sales and marketing executive roles. Since September 2019, Ms. Gloeckler has served on the board of BJ’s Wholesale Club Holdings, Inc., a membership wholesale retailer, where she sits on the nominating and governance committee. In May 2021, Ms. Gloeckler joined the board of Holley where she was appointed to chair both its compensation and talent committee and nominating and governance committee. In December 2021, Ms. Gloeckler joined the Board of Pairwise Plants LLC, an agriculture technology company, where she is the chair of the compensation committee. From 2019 to 2021, Ms. Gloeckler served on the board of Benson Hill, Inc., an agriculture company, and served on its audit committee. Ms. Gloeckler is an advisor to Blendid Products, LLC and Peep Performance LLC and was a member of the LSA Dean’s Advisory Council at the University of Michigan from 2014 until 2022. She has served on various non-profit boards, including the boards of Walton Arts Center, The NACDS Foundation, Susan G. Komen of the Ozarks, Network of Executive Women (National Chair) and United Way. Ms. Gloeckler holds a BA in communication and psychology from the University of Michigan. We believe Ms. Gloeckler’s experience in retail, consumer products and her executive leadership qualifies her to serve on our Board.
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
Adriel Lares has served as Chief Financial Officer of Chelsea Football Club, a professional sports organization, since November 2023. He served as CFO of Stash, Inc., a financial technology company, from July 2021 to November 2023. From May 2016 to July 2021, Mr. Lares served as the CFO of Fastly, Inc., a cloud computing company. Prior to Fastly, Mr. Lares served as an advisor and CFO to Lookout, Inc., a mobile security firm. From September 2010 to February 2012, Mr. Lares served as Business Unit Manager of 3PAR Inc., a data storage and information storage software company. From January 2005 to September 2010, Mr. Lares served as CFO at 3PAR, including during its sale to Hewlett Packard. Mr. Lares also served in various other capacities at 3PAR, including Treasurer and Director of Finance. Since 2010, Mr. Lares has served as co-founder of Memento Mori Winery, a Napa-based winery. Mr. Lares earned his BA in economics from Stanford University. We believe Mr. Lares’ operational experience as a CFO and as a director of various companies, as well as his experience as a co-founder of a winery, qualifies him to serve on our Board.
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
Marshall Farrer joined Brown-Forman Corporation, a global wine and spirits company, in 1998 and has served as their Executive Vice President, Chief Strategic Growth Officer, overseeing the company’s corporate strategy and mergers and acquisitions, since January 2023. From January 2023 until March 2024, he also served as Executive Vice President, President, Europe after having served as Senior Vice President, President, Europe from August 2020 until January 2023 and Senior Vice President, Managing Director, Global Travel Retail and Developed Asia Pacific from August 2018 until August 2020. Mr. Farrer has served on Brown-Forman’s board of directors since 2016 and is a fifth-generation Brown family shareholder. He served on the board of Norton Healthcare, Inc., a regional hospital and health care system, from August 2016 until August 2020. Mr. Farrer earned an MBA, with a concentration in marketing and international management, from Tulane University and a BA in political science from Rollins College. We believe Mr. Farrer’s alcoholic beverage industry and executive leadership experience qualifies him to serve on our Board.
Tim Nall has served as Executive Vice President, Chief Global Supply Chain and Technology Officer of Brown‑Forman Corporation, a global wine and spirits company, since March 2022. In his role, he is responsible for global production operations, information technology and cyber security. From January 2015 until February 2022, Mr. Nall served as Senior Vice President, Chief Information and Advanced Analytics Officer at Brown-Forman. From 2000 until 2015, Mr. Nall held leadership positions of increasing responsibility within Brown‑Forman’s Global Production group. Prior to joining Brown‑Forman, he held positions at Alcoa Corporation, American Air Filter Company, Inc. and S.S.T.I. Mr. Nall has served on the board of The YMCA of Greater Louisville since 2023. Mr. Nall served on the board of directors for The Home of the Innocents Inc from 2020 until April 2024. Mr. Nall has also previously served on the boards of CASA of the River Region and Dendrifund Inc. Mr. Nall holds a BS in Electrical Engineering from the University of Louisville JB Speed School of Engineering and an MBA from University of Louisville with a concentration in operations management. We believe Mr. Nall’s alcoholic beverage industry and executive leadership experience qualifies him to serve on our Board.
David Burwick served as President and Chief Executive Officer of Boston Beer Company, Inc., an alcohol beverage company, from April 2018 until March 2024. Prior to joining Boston Beer, Mr. Burwick served as President and CEO of Peet’s Coffee & Tea, Inc., a specialty coffee and tea company, since December 2012. He served as President of North America for WW International, Inc., a leading provider of weight management services, from April 2010 until December 2012. Prior to that, Mr. Burwick spent 20 years at PepsiCo, Inc. in a range of senior executive roles, including Senior Vice President and Chief Marketing Officer for Pepsi-Cola

North America. In June 2024, Mr. Burwick joined the board of BJ’s Wholesale Club Holdings, Inc., a membership wholesale retailer, and sits on its nominating and corporate governance committee. Mr. Burwick joined the board of Deckers Outdoor Corporation, a publicly held footwear design and distribution company, in September 2021 and sits on its talent and compensation committee. Mr. Burwick served on the board of Boston Beer from May 2005 until March 2024, serving on both its compensation and nominating/governance committees from 2005 until 2018. He has also been a member of the Boston Bruins Foundation Advisory Board since January 2019. Mr. Burwick received a BA in history, cum laude, from Middlebury College and an MBA from Harvard Business School. We believe Mr. Burwick’s extensive leadership experience in the alcoholic beverage industry and his executive leadership qualifies him to serve on our Board.
Board Composition and Director Independence
Our certificate of incorporation provides that our Board shall consist of at least three directors but not more than fifteen directors and that the number of directors may be fixed from time to time by resolution of our Board. Our Board is divided into three classes, as follows:
•Class I, which consists of Daniel Costello, Deirdre Mahlan and Dave Burwick, whose terms will expire at our Fiscal 2025 annual meeting of stockholders;
•Class II, which consists of Adriel Lares, James O’Hara and Marshall Farrer, whose terms will expire at our Fiscal 2026 annual meeting of stockholders; and
•Class III, which consists of Charles Esserman, Michelle Gloeckler and Tim Nall, whose terms will expire at our Fiscal 2027 annual meeting of stockholders and are being voted upon at this annual meeting of stockholders.
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
In connection with the acquisition of Sonoma-Cutrer in November 2023, we entered into an amended and restated stockholders agreement (the “Stockholders Agreement”) with investment funds affiliated with TSG Consumer Partners, LLC (“TSG”) and Brown-Forman Corporation (“BF”) governing certain nomination rights with respect to our Board. Pursuant to the terms of the Stockholders Agreement, investment funds affiliated with TSG have the right to appoint three directors to our Board, and BF has the right to appoint two directors to our Board. Under the agreement, we are required to take all necessary action to cause the Board to include individuals designated by TSG in the slate of nominees recommended by the Board for election by our stockholders, as follows:
•for so long as TSG owns at least 25% of our issued and outstanding common stock, TSG will be entitled to designate three individuals for nomination;
•for so long as TSG owns less than 25% but at least 10% of our issued and outstanding common stock, TSG will be entitled to designate two individuals for nomination; and
•for so long as TSG owns less than 10% but at least 5% of our issued and outstanding common stock, TSG will be entitled to designate one individual for nomination.

In addition, under the agreement, we are required to take all necessary action to cause the Board to include individuals designated by BF in the slate of nominees recommended by the Board for election by our stockholders, as follows:
•for so long as BF owns at least 10% of our issued and outstanding common stock, BF will be entitled to designate two individuals for nomination; and
•for so long as BF owns less than 10% but at least 5% of our issued and outstanding common stock, BF will be entitled to designate one individual for nomination.
Investment funds affiliated with TSG and BF also have the exclusive right to remove their respective designees and to fill vacancies created by the removal or resignation of their respective designees, and we are required to take all necessary action to cause such removals and fill such vacancies at the request of TSG or BF, as applicable.
Our Board has determined that Adriel Lares, Michelle Gloeckler, Charles Esserman, Daniel Costello, James O’Hara and Dave Burwick are independent directors under the rules of the NYSE. In making this determination, the Board considered the relationships that each such director has with our Company and all other facts and circumstances that the Board deemed relevant in determining their independence, including ownership interests in us.
Annual Board and Committee Performance Review
Pursuant to our corporate governance guidelines, the Nominating and Corporate Governance Committee of the Board is responsible for reporting annually to the Board an evaluation of the overall performance of the Board. Additionally, the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees each provide that the respective committee is responsible for performing or participating in an annual evaluation of its performance, the results of which are reviewed by the Nominating and Corporate Governance Committee and presented to the Board.
Board Meetings, Attendance and Committees
The Board met 17 times during the fiscal year ended July 31, 2024 (“Fiscal 2024”). Each director attended all of the Board meetings and all of the meetings of the Board committees on which such director served in Fiscal 2024. In Fiscal 2024, six of the seven then-serving directors attended the annual meeting of stockholders. The Board and its committees also approved certain actions by unanimous written consent in lieu of a meeting. It is our policy that our directors attend annual meetings of stockholders.
As of the date of this Form 10-K Amendment, the Board has three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee. Each of the committees operates under its own written charter adopted by the Board, each of which is available on our website at ir.duckhorn.com/governance.
Pursuant to the terms of our Stockholders Agreement, investment funds affiliated with TSG and BF each have the right to appoint a director to serve on each of our board committees, for so long as investment funds affiliated with TSG and BF, respectively have the right to designate a director for nomination, subject to applicable laws and NYSE regulations.
Board of Directors Leadership Structure
Deirdre Mahlan currently serves as both our Chairperson of the Board and our Chief Executive Officer. The Board believes that our current leadership structure of Ms. Mahlan’s combined role enables strong leadership, creates accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders. We recognize that different leadership structures may be appropriate for companies in different situations and at different times, and that the appropriate leadership structure may vary based on several factors, such as a company’s size, industry, operations, history and culture. Accordingly, the Board will continue to periodically review our leadership structure in light of these factors and the then-current environment and make such changes in the future as it deems appropriate and in the best interests of the Company and its stockholders.

Our Corporate Governance Guidelines provide the Board with flexibility to combine or separate the positions of Chairperson of the Board and Chief Executive Officer based on the then-current circumstances. When the offices of the Chairperson and Chief Executive Officer of the Company are held by the same person, our Corporate Governance Guidelines provide that the independent directors shall elect a lead independent director from among the independent directors. Michelle Gloeckler serves as the lead independent director and presides over meetings of non-management directors and executive sessions including only independent directors.
Audit Committee
Our Audit Committee is composed of Michelle Gloeckler, Dave Burwick and Adriel Lares, with Adriel Lares serving as chairperson of the committee. Our Board has determined that Michelle Gloeckler, Dave Burwick and Adriel Lares meet the definition of “independent director” under the rules of the NYSE and under Rule 10A-3 under the Exchange Act. None of our Audit Committee members simultaneously serves on the Audit Committees of more than three public companies, including ours. Our Board has determined that Adriel Lares and Dave Burwick are each an “audit committee financial expert” within the meaning of the SEC’s regulations and applicable listing standards of the NYSE. The Audit Committee met eight times during Fiscal 2024. The Audit Committee’s responsibilities include:
•appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;
•pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;
•reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•reviewing the adequacy of our internal control over financial reporting and the performance of our internal audit function;
•reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, the inclusion of our audited financial statements in our Annual Report on Form 10-K;
•reviewing and assessing the adequacy of the committee charter and submitting any changes to the Board for approval;
•monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•monitoring the Company’s cybersecurity risk posture, and review periodically the Company’s programs to control such risk;
•preparing the Audit Committee report required by the rules of the SEC to be included in our annual proxy statement; and
•reviewing and discussing with management and our independent registered public accounting firm our earnings releases.

Compensation Committee
Our Compensation Committee is composed of Michelle Gloeckler, Adriel Lares and James O’Hara, with Michelle Gloeckler serving as chairperson of the committee. The Compensation Committee met nine times during Fiscal 2024. The Compensation Committee’s responsibilities include:
•determining and approving the compensation of our chief executive officer, including annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, and evaluating the performance of our chief executive officer in light of such corporate goals and objectives;
•reviewing and approving the compensation of our other executive officers;
•appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;
•conducting the independence assessment outlined in the rules of the NYSE with respect to any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;
•reviewing and establishing our overall management compensation philosophy and policy;
•overseeing and administering our equity compensation and similar plans;
•reviewing and approving our policies and procedures for the grant of equity-based awards and granting equity awards;
•reviewing and making recommendations to the Board with respect to director compensation; and
•reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is composed of Daniel Costello, Dave Burwick and Michelle Gloeckler, with Dave Burwick serving as chairperson of the committee. The Nominating and Corporate Governance Committee met seven times during Fiscal 2024. The Nominating and Corporate Governance Committee’s responsibilities include:
•developing and recommending to the Board criteria for board and committee membership;
•establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•identifying individuals qualified to become members of the Board;
•recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;
•overseeing the Company’s environmental, social and governance (“ESG”) initiatives;
•developing and recommending to the Board a set of corporate governance principles;
•articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;
•reviewing and recommending to the Board practices and policies with respect to directors;
•reviewing and recommending to the Board the functions, duties and compositions of the committees of the Board;
•providing new director orientation and continuing education for existing directors on a periodic basis; and
•overseeing the evaluation of the Board and committees’ performance.

The Nominating and Corporate Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives, where appropriate, to achieve a diverse balance of backgrounds, perspectives and experience on the Board and its committees. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board and concern for the long-term interests of our stockholders.
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
We structure our ESG strategy and reporting through an evaluation of risks and opportunities identified by our internal and external stakeholders. To guide our sustainability initiatives, we use the Task Force on Climate-Related Financial Disclosure (“TCFD”) and the Sustainability Accounting Standards Board (“SASB”) frameworks to illustrate our measurement and mitigation of risk. We work to be at the forefront of climate risk management by aligning to the TCFD and SASB, while simultaneously implementing other ESG best practices whenever possible. In our annual Responsibility and Sustainability Report, we report on information with respect to our commitment to environmental, social and governance factors and our initiatives and accomplishments in these areas over the course of the fiscal year. These reports are available on our website at ir.duckhorn.com/responsibilityandsustainability.
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
Board Membership Criteria
We seek a Board that collectively possess the experiences, skills, backgrounds and qualifications appropriate to function effectively in light of the Company’s current and evolving business circumstances. Directors should possess strong personal and professional ethics, integrity and values; have requisite business acumen and have genuine interest in the Company and industry; and be committed to representing the long-term interests of our stockholders. Our goal is a balanced and diverse Board, with members whose skills, background and experience are complementary and, together, cover the spectrum of areas that impact our business. The Board is currently comprised of two female directors (22.2%) and one ethnically/racially diverse director (11.1%).
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
Section 16(a) Reporting
Section 16(a) of the Exchange Act requires that our directors, executive officers and greater than 10% stockholders file reports with the SEC relating to their initial beneficial ownership of our securities and any subsequent changes. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. They must also provide us with copies of the reports.
Based solely on a review of the copies of such forms in our possession, and on written representations from the reporting persons, we believe that all of these reporting persons complied with their filing requirements for the fiscal year ended July 31, 2024.
Insider Trading Arrangements and Policies
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy governing transactions in our securities by our directors, employees, contractors, consultants and other personnel providing services to the Company, as well as by Duckhorn itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.
Item 11. Executive Compensation

Compensation Discussion and Analysis
The compensation discussion and analysis that follows describes our compensation philosophy, policies and practices, summarizes our compensation programs and discusses compensation decisions made by the Compensation Committee under those programs in Fiscal 2024 with respect to the executive officers who are named in the Summary Compensation Table below (referred to herein as our “named executive officers”). For Fiscal 2024, our named executive officers are:
•Deirdre Mahlan, our President and Chief Executive Officer and Chairperson;
•Jennifer Fall Jung, our Executive Vice President, Chief Financial Officer;
•Sean Sullivan, our Executive Vice President, Chief Strategy and Legal Officer;
•Pete Przybylinski, our Executive Vice President, Chief Sales Officer;
•Zach Rasmuson, our Executive Vice President, Chief Operating Officer;
•Alex Ryan, our former President, Chief Executive Officer and Chairman; and
•Gayle Bartscherer, our former Executive Vice President, Chief Marketing and DTC Officer.
On September 27, 2023, Mr. Ryan retired from his position as our President, Chief Executive Officer and Chairman. In connection with his retirement, we entered into a separation agreement with Mr. Ryan pursuant to which Mr. Ryan received his annual bonus for Fiscal 2023, in addition to pay for work performed through his retirement. Upon Mr. Ryan’s retirement, the Board appointed Deirdre Mahlan as Chairperson and interim President and Chief Executive Officer. In connection with her appointment as interim President and Chief Executive Officer, we entered into a consulting agreement with Ms. Mahlan, which provided for an annual consulting fee in the amount of $655,000, as well as an annual incentive fee equal to 100% of the annual consulting fee, pro-rated for any partial fiscal year during which Ms. Mahlan provided services under the consulting agreement. In addition, Ms. Mahlan was granted 115,089 restricted stock units (“RSUs”), 50% of which vested on March 27, 2024, and the remainder of which vest on September 27, 2024, subject to Ms. Mahlan’s continued service through such date. The consulting agreement automatically terminated on April 30, 2024 when Ms. Mahlan became the permanent Chief Executive Officer.
On April 29, 2024, the Board appointed Ms. Mahlan as our permanent President and Chief Executive Officer, effective April 30, 2024. In connection with this appointment, we entered into an employment agreement with Ms. Mahlan pursuant to which Ms. Mahlan is entitled to receive a base salary of $700,000 per year and is eligible to receive an annual bonus with a target equal to 100% of her base salary. In addition, Ms. Mahlan was granted 354,191 RSUs, which vest in three equal installments on each of the first three anniversaries of the grant date, and 177,095 performance-based RSUs that vest based on the Company’s common stock trading at or above $13.00 for twenty consecutive trading days during the three-year period from the grant date, in each case, generally subject to Ms. Mahlan’s continued employment with us through the applicable vesting date. The treatment of these awards in connection with a change in control and the severance payments and benefits payable under Ms. Mahlan’s employment agreement are described under “Potential Payments Upon Termination of Change in Control” below.
Ms. Bartscherer’s employment with the Company ceased as of March 29, 2024. In connection with such transition, the Company entered into a transition and separation letter agreement, which is described in further detail under “Potential Payments Upon Termination or Change in Control” below.

Business Overview and Fiscal 2024 Performance Highlights
We are a premier producer of luxury wines in North America. Sourcing grapes from our acclaimed Estate properties and grape growers in Napa Valley, Sonoma County, Anderson Valley, California’s North and Central Coasts, Oregon and Washington State, we offer a curated and comprehensive portfolio of acclaimed luxury wines with price points ranging from $20 to $230 across multiple varieties. Below is a summary of some of our key financial performance measures and operational performance highlights for Fiscal 2024:
•Our Net Sales were $405.5 million for Fiscal 2024, compared to $403.0 million for Fiscal 2023, an increase of approximately 0.6% year-over-year;
•Our Gross Profit was $214.9 million for Fiscal 2024, compared to $215.7 million for Fiscal 2023, a decrease of approximately 0.4% year-over-year;
•Our Net Income was $56.0 million for Fiscal 2024, compared to $69.3 million for Fiscal 2023, a decrease of approximately 19.2% year-over-year;
•Our Adjusted EBITDA was $155.1 million for Fiscal 2024, compared to $144.5 million for Fiscal 2023, an increase of approximately 7.3% year-over-year;
•We acquired Sonoma-Cutrer Vineyards, a well-established Chardonnay winery brand, to bolster our scale and portfolio breadth and broaden our reach in the luxury Chardonnay category;
•We announced enhanced distribution relationships with Republic National Distributing and Breakthru Beverage Group following a comprehensive strategic evaluation of our wholesale distribution network across the United States, with the goal of driving the profitable growth of the Company’s sales through a substantial increase in focus and investment in the wholesale channel; and
•By dollars sales, we had the top selling domestic luxury wine for Cabernet Sauvignon and Merlot, and the second top selling domestic luxury wine for Sauvignon Blanc, according to Circana. These three varieties combined represented approximately 32% of the total U.S. luxury wine market during the same period.
For an explanation of how we calculate Adjusted EBITDA and for a reconciliation of our non-GAAP financial measures, see “Non-GAAP financial measures and adjusted EBITDA reconciliation”.
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

The key elements of our Fiscal 2024 executive compensation program are as follows:

	Description	Key Objectives
Base Salary	•Cash compensation to reflect individual skills, experience, and overall responsibilities of the executive’s position
•Attract and retain talent by providing a stable and reliable source of income
•Provide base salaries consistent with each executive’s responsibilities so that they are not motivated to take excessive risks to achieve financial results

Annual Incentive Program	•Earned based on achievement of financial goals which are pre- established by the Compensation Committee	•Reward the achievement of corporate objectives and overall contributions towards achieving those objectives over a 12-month period
Equity Compensation	•Time-vested stock options •RSUs
•Incentivize our executives to create long-term stockholder value and focus on sustained share price appreciation
•Align our executives’ interests with those of our stockholders over the long-term
•Promote retention and executive stock ownership

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
The Role of Management
Our President and Chief Executive Officer makes recommendations to the Compensation Committee about the compensation of his or her direct reports, including each of our named executive officers other than the President and Chief Executive Officer. In preparing compensation recommendations, our President and Chief Executive Officer and other members of management involved in the compensation process review market compensation data, including with respect to the compensation peer group (the ‘‘Peer Group’’) set forth below, financial performance and individual professional contributions, and assess the compensation for such direct reports against such data. The Compensation Committee typically undertakes the same process with respect to the compensation of our President and Chief Executive Officer. Our President and Chief Executive Officer typically attends meetings of the Compensation Committee but does not participate in any discussions regarding his or her own compensation.
Compensation Consultant
The Compensation Committee retains the services of an independent executive compensation consultant to assist in its review and determination of the Company’s executive compensation program. For Fiscal 2024, the Compensation Committee engaged Pay Governance in this role. Over the course of the year, Pay Governance assisted the committee in the development and evaluation of the Company’s executive compensation program, policies and practices and its determination of executive compensation levels. This was in addition to advising the Compensation Committee on other matters related to its responsibilities including with respect to the review and evaluation of the Company’s director compensation program. Pay Governance reports directly to the Compensation Committee and the committee has the sole authority to retain and terminate the consultant.
During Fiscal 2024, Pay Governance did not perform services for the Company other than pursuant to its engagement by the Compensation Committee. The Compensation Committee has assessed the independence of Pay Governance and concluded that Pay Governance is independent and its engagement does not raise any conflict of interest with the Company or any of its directors or executive officers.
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
Since the time of its initial development, the Peer Group has been reviewed each year by our Compensation Committee with the assistance of our independent compensation consultant. Below is a list of the companies the Compensation Committee approved for inclusion in our Peer Group with respect to non-employee director compensation and executive officer compensation for Fiscal 2024:

Peer Group
BellRing Brands, Inc.	Leslie’s Inc.	The Simply Good Foods Company
Beyond Meat, Inc.	MGP Ingredients, Inc.	Turning Point Brands, Inc.
Canada Goose Holdings, Inc.	Mission Produce, Inc.	Vital Farms, Inc.
Celsius Holdings, Inc.	Revolve Group, Inc.	Wingstop, Inc.
e.l.f Beauty, Inc.	Shake Shack, Inc.	YETI Holdings, Inc.
Freshpet, Inc.	The Lovesac Company
Our Peer Group was updated in February 2024 and below is our current Peer Group:

Peer Group
BellRing Brands, Inc.	MGP Ingredients, Inc.	The Vita Coco Company, Inc.
Beyond Meat, Inc.	Mission Produce, Inc.	Turning Point Brands, Inc.
Canada Goose Holdings, Inc.	Revolve Group, Inc.	Vital Farms, Inc.
e.l.f Beauty, Inc.	Shake Shack, Inc.	Weyco Group, Inc.
Freshpet, Inc.	The Lovesac Company	Wingstop, Inc.
Leslie’s Inc.	The Simply Good Foods Company	YETI Holdings, Inc.

The positions of our named executive officers were compared to similar positions in our Peer Group, and the compensation levels for comparable positions in the Peer Group were reviewed for guidance in determining:
•base salaries;
•target bonus opportunity under our short-term incentive plan; and
•the amount of equity awards under our long-term incentive plan.
The Compensation Committee approves base salaries, short-term incentive plan awards and long-term incentive plan awards on a case-by-case basis for each named executive officer, taking into account, among other things, individual and company performance, role expertise and experience and the competitive market, advancement potential, recruiting needs, internal equity, retention requirements, succession planning, and best compensation governance practices. The Compensation Committee does not tie individual compensation to specific target percentiles, but rather reviews the range of market data as one input in informing pay decisions.

Pay Mix
The three primary elements of our executive compensation program are generally: (i) base salary, (ii) annual cash bonuses, and (iii) annual equity incentive awards, which collectively we refer to as their total direct compensation. The Compensation Committee’s general philosophy is to incentivize our executive officers to create stockholder value and promote the achievement of our short-, mid-, and long-term strategic business objectives by maintaining a pay mix that is generally intended to be more heavily weighted toward equity and variable, performance-based pay than fixed pay (base salary). In connection with new hires and promotions, including Ms. Mahlan’s appointment, the Compensation Committee generally follows this same philosophy, but may adjust the pay mix as circumstances warrant. For example, in connection with Ms. Mahlan’s appointment as President and Chief Executive Officer, in addition to time-vesting RSUs, Ms. Mahlan was granted performance-based RSUs that vest upon the attainment of the Company’s common stock trading at or above $13.00 for twenty consecutive trading days during the three-year period from the grant date.
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
Consistent with prior fiscal years, Ms. Mahlan, as our President, Chief Executive Officer, made recommendations to the Compensation Committee about the compensation of her direct reports, including each of our named executive officers other than herself, with respect to Fiscal 2024. Mr. Ryan retired prior to any compensation decisions with respect to Fiscal 2024, and as a result did not make any such recommendations.
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
The annual base salary for each of our currently employed named executive officers, other than Ms. Mahlan, was increased by three percent in Fiscal 2024. Ms. Mahlan received consulting fees at the rate of $655,000 per year for her service as interim President and Chief Executive Officer, and her base salary of $700,000 was determined in connection with her appointment as President and Chief Executive Officer on a permanent basis after consideration of the factors set forth above. Mr. Ryan’s base salary was not increased for Fiscal 2024. The annual base salary rates for our named executive officers for Fiscal 2023 and Fiscal 2024 are set forth below.

Named Executive Officer	Fiscal 2023 Annual Base Salary(1)	Fiscal 2024 Annual Base Salary(1)
Deirdre Mahlan(2)	—	$700,000
Jennifer Fall Jung	$500,000	$515,000
Sean Sullivan	$390,000	$402,000
Pete Przybylinski	$390,000	$402,000
Zach Rasmuson	$390,000	$402,000

Named Executive Officer	Fiscal 2023 Annual Base Salary(1)	Fiscal 2024 Annual Base Salary(1)
Alex Ryan(3)	$655,000	$655,000
Gayle Bartscherer(4)	—	$402,000
(1)Annual Base Salary rate as of July 31 of the applicable year or, for Mr. Ryan, as of the date of his retirement and for Ms. Bartscherer, as of her last day of employment with the Company.
(2)Ms. Mahlan commenced service as interim President and Chief Executive Officer on September 27, 2023 and received consulting fees in connection with such service, and was appointed as President and Chief Executive Officer on a permanent basis on April 30, 2024. The salary listed for Ms. Mahlan is the annual base salary rate she received as of July 31, 2024.
(3)Mr. Ryan retired on September 27, 2023.
(4)Ms. Bartscherer’s last day of employment with the Company was March 29, 2024. Ms. Bartscherer was not a named executive officer for fiscal 2023 and, as a result, her fiscal 2023 base salary is not listed.
Annual Cash Bonuses
Each of our executive officers is eligible to receive an annual bonus, payable in cash, under our bonus plan (the “Annual Incentive Bonus Program”), based on the achievement of Company performance goals as determined by the Compensation Committee. None of our currently employed named executive officers’ target annual bonus percentages were increased in Fiscal 2024. Ms. Mahlan’s target bonus percentage was initially determined in connection with her appointment as President and CEO on a permanent basis. Ms. Mahlan received an incentive fee while she served as interim President and CEO. Mr. Ryan’s target annual bonus percentage was not increased for Fiscal 2024. The target annual bonus for our named executive officers for Fiscal 2023 and Fiscal 2024, in each case, as a percentage of the executive’s base salary, are set forth below.

Named Executive Officer	Fiscal 2023 Target Annual Bonus Percentage(1)	Fiscal 2024 Target Annual Bonus Percentage(1)
Deirdre Mahlan(2)	—	100%
Jennifer Fall Jung	—	60%
Sean Sullivan	50%	50%
Pete Przybylinski	50%	50%
Zach Rasmuson	50%	50%
Alex Ryan(3)	100%	100%
Gayle Bartscherer(4)	50%	50%
(1)Target Annual Bonus Percentage as of July 31 of the applicable year or, for Mr. Ryan, as of the date of his retirement and for Ms. Bartscherer, as of her last day of employment with the Company.
(2)Ms. Mahlan was appointed interim President and Chief Executive Officer on September 27, 2023 and received an incentive fee in the amount of $389,410.96 in connection with such position. Beginning on April 30, 2024, Ms. Mahlan’s target annual bonus percentage effective as of her appointment as President and Chief Executive Officer is 100%.
(3)Mr. Ryan retired on September 27, 2023.
(4)Ms. Bartscherer’s last day of employment with the Company was March 29, 2024. Her Fiscal 2024 bonus was prorated based on the portion of Fiscal 2024 during which she was employed.
The annual bonus minimum payout for each of our executive officers is approximately 20% of his or her target annual bonus and the annual bonus maximum payout for each of our executive officers is approximately 200% of his or her target annual bonus.
The Company’s performance goals pursuant to the Annual Incentive Bonus Program are determined annually by the Compensation Committee and are intended to promote the achievement of key short-term business objectives, which in turn are viewed as aligned with longer-term value creation. For Fiscal 2024, the Company performance measures for our Annual Incentive Bonus Program for our named executive officers (and the majority of Company employees) were Adjusted EBITDA, which was weighted at 80%, and Net Sales, which was weighted at 20%. The Compensation Committee selected Adjusted EBITDA and Net Sales as the performance measures for our Fiscal 2024 Annual Incentive Bonus Program because these financial measures are two of the most common measures used by stockholders to evaluate the financial performance of the business. Generally, the Adjusted EBITDA and Net Sales targets are set based on the Board’s approved annual budget. For this purpose, Adjusted EBITDA is calculated in the manner and with such adjustments as set forth in, “Non-GAAP financial measures and adjusted EBITDA reconciliation”, however, Adjusted EBITDA for purposes of the Fiscal 2024 Annual Incentive Bonus Program was further adjusted to include Sonoma-Cutrer operating plan and actuals and exclude $2,000,000 of certain unplanned individual events, including executive recruiting and transition costs, Board recruiting costs, distributor change professional services, and certain IT write downs. For purposes of the Fiscal 2024 Annual Incentive Bonus Program, the Net Sales figure, as reported in this Annual Report on Form 10-K was adjusted to include Sonoma-Cutrer’s operating plan and actuals. The Adjusted EBITDA and Net Sales amounts for minimum bonus, target bonus and maximum bonus for Fiscal 2024 are set forth below.

Performance Goals	Amount for Minimum	Amount for Target	Amount for Maximum
Adjusted EBITDA	$154.7 million	$161.7 million	$170.4 million
Net Sales	$430.4 million	$449.8 million	$474.0 million
Following the finalization of our financial statements for Fiscal 2024, our Compensation Committee reviewed the Company’s performance against these goals and determined to fund the bonus pool for Fiscal 2024 at 38% of the aggregate target annual bonuses for all eligible employees of the Company under the Annual Incentive Bonus Program, based on Adjusted EBITDA of $157.1 million and Net Sales of $405.5 million for Fiscal 2024.
A portion of this pool was allocated among our named executive officers by our Compensation Committee after consultation with Ms. Mahlan (other than with respect to her own bonus, which was made in consultation with the Compensation Committee’s independent compensation consultant based on the evaluation of her performance). Based on the Compensation Committee’s assessment of performance over the course of Fiscal 2024, the Compensation Committee approved the amounts, paid in cash, to our named executive officers with respect to annual bonuses for Fiscal 2024 reported under the “Nonequity Incentive Plan Compensation” column in the “Summary Compensation Table”.
Equity Incentive Awards
Our Compensation Committee believes that in order to appropriately incentivize our executive officers to create stockholder value and promote the achievement of our long-term business objectives, a significant portion of their compensation should be in the form of equity-based compensation. Equity awards are typically granted on an annual basis based on the considerations described above under “Base Salary” and “Use of Peer Group and Benchmarking”. Generally, our Compensation Committee has viewed our named executive officers as a team that works together to make critical contributions to the success of the Company, and therefore, has generally set the same equity grant values for the named executive officers, other than the CEO and CFO. In addition, when considering the equity grants for our executive officers, our Compensation Committee generally targets an annual burn rate level that is market competitive and combines that target with our Compensation Committee’s desired equity participation, the team-based philosophy of incentives, and individual specific benchmark data for each role. Specifically, when determining the equity grants to Ms. Mahlan in connection with her commencement of full-time employment as President and Chief Executive Officer, our Compensation Committee considered competitive market data as well as her experience level. Our Compensation Committee also decided to grant performance-based RSUs to Ms. Mahlan that vest based on the achievement of a stock price hurdle in order to further align the vesting of her award with stockholder interests.
In connection with and following our IPO, each of our named executive officers who were then employed was granted an option to purchase shares of our common stock and RSUs under the Duckhorn Portfolio, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). A portion of these offering awards were granted as of the consummation of our IPO and a portion of these awards were granted on June 18, 2021. Collectively, these IPO grants were intended to cover the post-IPO portion of Fiscal 2021 and Fiscal 2022 (approximately 18 months). The IPO equity awards vest in four equal installments on each of the first four anniversaries of the applicable vesting commencement date (which was March 17, 2021 for all of the IPO grants), generally subject to the named executive officer’s continued employment with us through the applicable vesting date. In Fiscal 2022, we did not grant equity awards to our named executive officers other than Ms. Bartscherer. In Fiscal 2022, in connection with Ms. Bartscherer’s commencement of employment, she was granted an option to purchase shares of our common stock and RSUs under the 2021 Plan, which vest in four equal installments on each of the first four anniversaries of the applicable vesting commencement date (which was April 4, 2022), generally subject to Ms. Bartscherer’s continued employment with us through the applicable vesting date.
In September 2022, each of our named executive officers who was then employed was granted an option to purchase shares of our common stock and RSUs under the 2021 Plan, which vests in four equal installments on each of the first four anniversaries of the applicable vesting commencement date (which was September 19, 2022), generally subject to the named executive officer’s continued employment with us through the applicable vesting date.
In connection with Ms. Fall Jung’s commencement of employment, she was granted an option to purchase shares of our common stock and RSUs under the 2021 Plan, which vests in four equal installments on each of the first four anniversaries of the applicable vesting commencement date (which was June 19, 2023), generally subject to Ms. Fall Jung’s continued employment with us through the applicable vesting date.
In October 2023, our Compensation Committee granted equity awards to each of our named executive officers, other than Ms. Mahlan and Mr. Ryan. Each such named executive officer was granted an option to purchase shares of our common stock and RSUs under the 2021 Plan, which vests in four equal installments on each of the first four anniversaries of the applicable vesting commencement date (which was September 19, 2023), generally subject to the named executive officer’s continued employment with us through the applicable vesting date.
In connection with Ms. Mahlan’s commencement of employment as interim President and Chief Executive Officer, she was granted 115,089 RSUs, 50% of which vested on March 27, 2024, subject to Ms. Mahlan’s continued service through such date, and the remainder of which vested on September 27, 2024, subject to Ms. Mahlan’s continued service through such date and which service requirements have been met.
In connection with Ms. Mahlan’s commencement of employment as President and Chief Executive Officer on a permanent basis, Ms. Mahlan was granted 354,191 RSUs, which vest in three equal installments on each of the first three anniversaries of the grant date, and 177,095 performance-based RSUs that vest upon the attainment of the Company’s common stock trading at or above $13.00 for twenty consecutive trading days during the three-year period from the grant date, in each case, subject to Ms. Mahlan’s continued employment with us through the applicable vesting date. In the event of a change in control, any then outstanding and unvested RSUs granted to Ms. Mahlan in connection with her commencement of employment as President and Chief Executive Officer will vest immediately prior to such change in control.
Pursuant to Ms. Bartscherer’s transition and separation letter agreement, the Company accelerated vesting of 19,007 then unvested RSUs held by Ms. Bartscherer to vest immediately prior to the end of her employment on March 29, 2024.
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
Equity Grant Practices
The Compensation Committee generally grants options and RSUs annually to executives at their scheduled Fall meeting or by written consent in the Fall with a grant date outside of a blackout period that is no earlier than the second full trading day following the public release of the Company’s annual or quarterly earnings. Throughout the year, equity awards are occasionally made to new hires and promoted employees. The Compensation Committee may delegate the authority to grant equity awards to eligible employees who are not Section 16 officers.
The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of option awards, and the Company does not time the disclosure of such material nonpublic information for purposes of affecting the exercise price of the options or the value of executive compensation. In addition, the Company does not grant options during the four business days prior to or the one business day following the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information.
Employee Benefits and Perquisites
We currently provide health and welfare benefits, including health, dental, vision, life and short- and long-term disability insurance, which are available to all of our regular full-time employees. In addition, we maintain a 401(k) retirement plan for the benefit of our regular full-time and part-time employees. We currently make an employer contribution to the 401(k) plan equal to 10% of the participant’s eligible compensation. Our named executive officers are eligible to participate in these plans on the same basis as our other regular full-time and part-time employees.
In addition, we maintain a nonqualified deferred compensation plan in which participants, including our executive officers, receive employer contributions equal to the excess of the employer contribution they would have received under our 401(k) plan, but for Internal Revenue Service limits, over the employer contributions made on their behalf to the 401(k) plan.
Pursuant to Ms. Mahlan’s employment agreement, the Company will reimburse Mr. Mahlan for costs incurred in connection with tax preparation support relating to advice with respect to California state taxes, up to an aggregate reimbursement of $25,000 per year. In addition, in the event that Ms. Mahlan becomes subject to a tax audit by any California state taxing authority during or within three years following termination of her employment related to compensation received from the Company, the Company will cover the reasonable legal costs incurred by Ms. Mahlan in such audit(s), up to an aggregate reimbursement of $100,000 per year. No such amounts were paid in Fiscal 2024.
Change in Control and Severance Benefits
Each of our currently employed named executive officers is entitled to severance payments and benefits under his or her employment agreement upon a termination of employment in certain circumstances. In addition, options and RSUs granted to our executive officers may vest in connection with certain terminations of employment within 18 months following a change in control, as defined in the applicable agreement, if they are assumed, continued or substituted in connection with such change in control and otherwise will vest upon such change in control transaction. In the event of a change in control, any then outstanding and unvested RSUs granted to Ms. Mahlan in connection with her commencement of employment as President and Chief Executive Officer will vest immediately prior to such change in control. These severance and change in control payments and benefits are more fully described below under “Potential Payments Upon Termination or Change in Control.” The Compensation Committee believes that reasonable severance and change in control payments and benefits are necessary to attract and retain qualified executives and to ensure executives are appropriately incentivized to pursue a change in control transaction if it is in the best interests of our stockholders.
Hedging Policy and Clawback Policy
Our insider trading policy prohibits our directors, executive officers and employees from entering into hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds, since such transactions may permit a director, officer or employee to continue to own our securities obtained through our employee benefit plans or otherwise, but without the full risks and rewards of ownership. The Compensation Committee believes that when those types of transactions are entered into, the individual involved in such an arrangement may no longer have the same objectives as our other stockholders. Accordingly, these transactions are prohibited. In addition, such persons are prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan unless the pledge has been approved by our Compliance Officer. No such pledges were approved during Fiscal 2024.
We have adopted a clawback policy to provide for the recovery of erroneously-awarded incentive compensation, as required by the Dodd-Frank Act, final SEC rules and applicable listing standards. In Fiscal 2024, we were not required to and did not prepare an accounting restatement or seek to recover any incentive compensation.

Stock Ownership Guidelines
The Board has adopted stock ownership guidelines for our independent directors and executive officers. Under these guidelines (i) our chief executive officer is required to acquire and own stock or stock equivalents in an amount equal to five times his or her annual base salary, (ii) all other executive officers are required to acquire and own stock or stock equivalents in an amount equal to three times their base annual salary, and (iii) all independent directors are required to acquire and own stock or stock equivalents in an amount equal to four times their annual cash retainers. Independent directors and executive officers are required to meet the applicable ownership requirements within five years of becoming subject to them. All of our independent directors and executive officers are in compliance with the applicable ownership requirements or are not yet required to meet the applicable ownership requirements pursuant to the stock ownership guidelines.
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
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that appears above with management. Based on such review and discussion, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis that appears above be included in this Annual Report on Form 10-K.
Respectfully submitted,
THE COMPENSATION COMMITTEE
Michelle Gloeckler, Chair
Adriel Lares
James O’Hara

Summary Compensation Table
The following table sets forth the compensation awarded to, earned by or paid to our named executive officers in respect to their service to the Company during Fiscal 2024 and, if applicable, Fiscal 2023 and Fiscal 2022.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Deirdre Mahlan(7) President, Chief Executive Officer and Chairperson	2024	545,415(8)	389,411	5,306,305	—	62,462	52,856	6,356,449
Jennifer Fall Jung(9) Executive Vice President, Chief Financial Officer	2024	515,000	—	449,995	542,721	129,166	69,212	1,706,094
	2023	48,077	47,957	112,490	137,854	—	3,846	350,224
Sean Sullivan(10) Executive Vice President, Chief Strategy and Legal Officer	2024	402,000	—	412,493	497,492	85,966	82,297	1,480,248
	2023	390,000	—	374,992	463,868	335,000	61,771	1,625,631
Pete Przybylinski Executive Vice President, Chief Sales Officer	2024	402,000	—	412,493	497,492	85,966	82,297	1,480,248
	2023	390,000	—	374,992	463,868	335,000	61,771	1,625,631
	2022	375,000	—	—	—	228,000	73,196	676,196
Zach Rasmuson Executive Vice President, Chief Operating Officer	2024	402,000	—	412,493	497,492	85,966	84,497	1,482,448
	2023	390,000	—	374,992	463,868	335,000	61,771	1,625,631
	2022	375,000	—	—	—	228,000	73,090	676,090
Alex Ryan(11) Former President, Chief Executive Officer and Chairman	2024	209,096	—	—	—	—	128,466	337,562
	2023	655,000	—	1,326,290	1,640,629	1,015,717	145,560	4,783,196
	2022	630,000	—	—	—	766,080	139,549	1,535,629
Gayle Bartscherer(12) Executive Vice President. Chief Marketing and DTC Officer	2024	332,423	—	589,449	497,492	27,831	503,019	1,950,214
	2023	390,000	—	374,992	463,868	335,000	41,462	1,605,322
	2022	115,385	—	309,043	451,807	70,154	11,538	957,927
(1)The amounts reported for each named executive officer include contributions made by the executive to the Company’s 401(k) plan, described in “Compensation Discussion and Analysis—Employee Benefits and Perquisites” above. The amount reported (i) for Mr. Ryan for Fiscal 2024 includes $88,173 of accrued but unused paid time off paid out in connection with his retirement and (ii) for Ms. Bartscherer for Fiscal 2024 includes $54,115 of accrued but unused paid time off paid out in connection with the end of her employment.

(2)For Fiscal 2024, for Ms. Mahlan, the amount reported in this column represents a pro-rated incentive fee earned under her consulting agreement with respect to the time she was interim President and Chief Executive Officer. For Fiscal 2023, for Ms. Fall Jung, the amount reported in this column represents a discretionary pro-rated bonus.
(3)The amounts reported in this column represent the grant date value of RSUs granted to each named executive officer during the applicable fiscal year, computed in accordance with FASB ASC Topic 718, and for the performance-based RSUs granted to Ms. Mahlan, based on the probable outcome of applicable performance conditions. For the performance-based RSUs granted to Ms. Mahlan, the maximum value as of the grant date is $1,499,995. We do not estimate forfeitures in calculating the grant date value of the RSUs, as permitted by FASB ASC Topic 718. The assumptions used to value the RSUs for this purpose are set forth in Note 16 (Equity-based compensation) to our consolidated financial statements included in this Annual Report on Form 10-K, Note 16 (Equity-based compensation) to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended July 31, 2023, as amended, and Note 15 (Equity-based compensation) to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. The grant date fair value was calculated by multiplying the closing price of the underlying shares of our common stock on the date of grant by the number of RSUs granted, other than for the performance-based RSUs granted to Ms. Mahlan, which were valued based on a Monte Carlo simulation. The amount reported in this column for Fiscal 2024 for Ms. Bartscherer also reflects the incremental fair value, as computed under FASB ASC Topic 718, associated with the acceleration of RSUs in connection with the end of her employment.
(4)The amounts reported in this column represent the grant date value of options to purchase shares of our common stock granted to each named executive officer during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. We do not estimate forfeitures in calculating the grant date value of the options, as permitted by FASB ASC Topic 718. The assumptions used to value the options for this purpose are set forth in Note 16 (Equity-based compensation) to our consolidated financial statements included in this Annual Report on Form 10-K, Note 16 (Equity-based compensation) to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, as amended, and Note 15 (Equity-based compensation) to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
(5)The amounts reported in this column represent the annual bonuses paid to our named executive officers with respect to each fiscal year. Our annual bonuses are described in “Compensation Discussion and Analysis—Components of our Executive Compensation Program—Annual Cash Bonuses” above.
(6)The amounts reported in this column for Fiscal 2024 represent the following items:

Name	Company 401(k) matching contributions ($)	Company contributions to non-qualified deferred compensation plan ($)	Other ($)(a)
Deirdre Mahlan	31,808	6,246	14,802
Jennifer Fall Jung	56,296	12,917	—
Sean Sullivan	38,815	43,481	—
Pete Przybylinski	38,815	43,481	—
Zach Rasmuson	38,815	43,681	2,000
Alex Ryan	—	123,466	5,000
Gayle Bartscherer	29,518	40,008	433,494
(a)    For Ms. Mahlan, amount includes payments in lieu of welfare benefits ($900) and fees that she earned with respect to her service as a director prior to her appointment as interim President and Chief Executive Officer pursuant to our non-employee director compensation arrangements as described under “Director Compensation” below ($13,902). For Mr. Ryan, amount includes the value of cellular phone and other electronic equipment he retained following his retirement ($5,000), valued based on the aggregate incremental cost of such phone and equipment (the replacement cost to the Company). For Mr. Rasmuson, amount includes a service award ($2,000). For Ms. Bartscherer, amount includes the value of cellular phone and other electronic equipment she retained following the end of her employment ($3,375), valued based on the aggregate incremental cost of such phone and equipment (the replacement cost to the Company), and salary continuation payments ($402,000), and COBRA premium payments ($28,119) under her transition agreement in connection with the end of her employment.
(7)Ms. Mahlan was appointed Chairperson and interim President and Chief Executive Officer effective September 27, 2023 and President and Chief Executive Officer effective April 30, 2024.
(8)Ms. Mahlan’s salary includes $156,154 she received as salary for her position as President and Chief Executive Officer and $389,261 she received as consulting fees under her interim President and Chief Executive Officer arrangement.
(9)Ms. Fall Jung commenced employment on June 19, 2023.
(10)No amounts are reported in this table for Mr. Sullivan for Fiscal 2022 because Mr. Sullivan was not a named executive officer for such fiscal year.
(11)Mr. Ryan retired effective September 27, 2023.

(12)Ms. Bartscherer’s employment ended effective March 29, 2024.
Grants of Plan-Based Awards Table
The following table sets forth information regarding plan-based awards made to each of our named executive officers during Fiscal 2024.

Name	Grant Date	Compensation Committee Action Date	Estimated future payouts under non‑equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards	All other stock awards: Number of shares of stock or units (#)(3)	All other option awards: Number of securities underlying options (#) (4)	Exercise or base price of option awards (S/Sh)(5)	Grant date fair stock and option awards ($)(6)
			Threshold ($)	Target ($)	Maximum ($)	Target (#)(2)
Deirdre Mahlan	—	—	35,574	177,869	355,738	—	—	—	—	—
	4/30/24	4/30/24	—	—	—	177,095	—	—	—	956,313
	4/30/24	4/30/24	—	—	—	—	354,191	—	—	2,999,998
	9/27/23	9/27/23	—	—	—	—	115,089	—	—	1,349,994
Jennifer Fall Jung	—	—	61,800	309,000	618,000	—	—	—	—	—
	10/11/23	10/11/23	—	—	—	—	45,454	—	—	449,995
	10/11/23	10/11/23	—	—	—	—	—	136,362	9.90	542,721
Sean Sullivan	—	—	40,200	201,000	402,000	—	—	—	—	—
	10/11/23	10/11/23	—	—	—	—	41,666	—	—	412,493
	10/11/23	10/11/23	—	—	—	—	—	124,998	9.90	497,492
Pete Przybylinski	—	—	40,200	201,000	402,000	—	—	—	—	—
	10/11/23	10/11/23	—	—	—	—	41,666	—	—	412,493
	10/11/23	10/11/23	—	—	—	—	—	124,998	9.90	497,492
Zach Rasmuson	—	—	40,200	201,000	402,000	—	—	—	—	—
	10/11/23	10/11/23	—	—	—	—	41,666	—	—	412,493
	10/11/23	10/11/23	—	—	—	—	—	124,998	9.90	497,492
Alex Ryan	—	—	—	—	—	—	—	—	—	—
Gayle Bartscherer	—	—	26,580	132,902	265,804	—	—	—	—	—
	10/11/23	10/11/23	—	—	—	—	41,666	—	—	412,493
	10/11/23	10/11/23	—	—	—	—	—	124,998	9.90	497,492
	—	—	—	—	—	—	—	—	—	176,955[7]
(1)The amounts reported in these columns represent the minimum, target and maximum annual cash bonus opportunities of our named executive officers under our Annual Incentive Bonus Program. See “Compensation Discussion and Analysis—Components of our Executive Compensation Program —Annual Cash Bonuses” above for additional details. The actual amounts paid to our named executive officers under our Annual Incentive Bonus Program for Fiscal 2024 are set forth in the “Nonequity

Incentive Plan Compensation” column in the “Summary Compensation Table” above. Ms. Mahlan’s cash bonus opportunities are prorated based on the portion of Fiscal 2024 she was employed as President and Chief Executive Officer on a permanent basis. Mr. Ryan was not eligible to receive a bonus for Fiscal 2024. Ms. Bartscherer was eligible to receive a pro-rated annual bonus for Fiscal 2024 pursuant to her transition and separation letter agreement and her cash bonus opportunities are prorated based on the portion of Fiscal 2024 she was employed.
(2)The amount reported in this column represents the number of RSUs with performance conditions granted to Ms. Mahlan in Fiscal 2024. See “Compensation Discussion and Analysis—Components of our Executive Compensation Program—Equity Incentive Awards” above for additional details.
(3)The amount reported in this column represents the number of RSUs granted to each named executive officer (other than Mr. Ryan) in Fiscal 2024. See “Compensation Discussion and Analysis—Components of our Executive Compensation Program—Equity Incentive Awards” above for additional details.
(4)The amount reported in this column represents the number of shares of our common stock subject to stock options (other than Ms. Mahlan and Mr. Ryan) granted to each named executive officer in Fiscal 2024. See “Compensation Discussion and Analysis—Components of our Executive Compensation Program—Equity Incentive Awards” above for additional details.
(5)The amount reported in this column represents the exercise price for the stock options granted to each named executive officer in Fiscal 2024.
(6)The amount reported in this column represents the grant date fair value of RSUs or stock options, as applicable, granted in Fiscal 2024, determined in accordance with FASB ASC Topic 718, disregarding the effect of forfeitures and, for the performance-based RSUs granted to Ms. Mahlan, assuming the probable outcome of applicable performance conditions. For the performance-based RSUs granted to Ms. Mahlan, the maximum value as of the grant date is $1,499,995. These amounts do not represent the actual amounts paid to or realized by each named executive officer for these awards during Fiscal 2024. The assumptions used to value the RSUs and options for this purpose are set forth in Note 16 (Equity-based compensation) to our consolidated financial statements included in this Annual Report on Form 10-K. For RSUs (other than for the performance-based RSUs),the grant date fair value was calculated by multiplying the closing price of the underlying shares of our common stock on the date of grant by the number of RSUs granted.
(7)Represents the incremental fair value, as computed under FASB ASC Topic 718, associated with the acceleration of RSUs in connection with the end of Ms. Bartscherer’s employment.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Agreements with our Named Executive Officers
Each of our named executive officers is or was party to an employment agreement with the Company that sets forth the terms and conditions of his or her employment. In addition, Ms. Mahlan was party to a consulting agreement with the Company that set forth the terms and conditions of her service as interim President and Chief Executive Officer. The material terms of these agreements are summarized below. Each employment agreement provides for severance payments and benefits in the event of a qualifying termination of the applicable named executive officer’s employment, as described under “Potential Payments Upon Termination or Change in Control” below.
Ms. Mahlan. We entered into an employment agreement with Ms. Mahlan in April 2024. Under the agreement, Ms. Mahlan is entitled to receive a base salary and is eligible to receive an annual bonus with a target equal to a percentage of her annual base salary, currently 100% of her annual base salary. In addition, in connection with her service as interim President and Chief Executive Officer, we entered into a consulting agreement with Ms. Mahlan in September 2024, which provided for an annual consulting fee in the amount of $655,000, as well as an annual incentive fee equal to 100% of the annual consulting fee, pro-rated for any partial fiscal year during which Ms. Mahlan provided services under the consulting agreement. The consulting agreement automatically terminated on April 30, 2024 when Ms. Mahlan became the permanent President and Chief Executive Officer.
Mr. Ryan. We entered into an amended and restated employment agreement with Mr. Ryan in March 2021. Prior to his retirement, under the agreement, Mr. Ryan was entitled to receive a base salary and was eligible to receive an annual bonus with a target equal to a percentage of his annual base salary.
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
Ms. Bartscherer. We entered into an employment agreement with Ms. Bartscherer in March 2022. Prior to the end of her employment, under the agreement, Ms. Bartscherer was entitled to receive a base salary and was eligible to receive an annual bonus with a target equal to a percentage of her annual base salary, which was 50% of her annual base salary for Fiscal 2024. Ms. Bartscherer’s employment the Company ceased as of March 29, 2024. In connection with such transition, the Company entered into a transition and separation letter agreement, which is described in further detail under “Potential Payments Upon Termination or Change in Control” below.
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
Outstanding Equity Awards at Fiscal 2024 Year-End Table
The following table sets forth information about the equity awards held by our named executive officers as of July 31, 2024.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Deirdre Mahlan	—	—	—	—	57,545(2)	417,777	—	—
	—	—	—	—	354,191(3)	2,571,427	—	—
	—	—	—	—	—	—	177,095(4)	1,285,710
Jennifer Fall Jung	6,176	18,529	13.66	6/19/2033(5)	—	—	—	—
	—	136,362	9.90	10/11/2033(6)	—	—	—	—
	—	—	—	—	6,177(7)	44,845	—	—
	—	—	—	—	45,454(8)	329,996	—	—

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Sean Sullivan	80,061	26,689	15.00	3/17/2031(9)	—	—	—	—
	22,872	7,626	24.00	6/18/2031(10)	—	—	—	—
	19,490	58,471	14.43	9/30/2032(11)	—	—	—	—
	—	124,998	9.90	10/11/2033(6)	—	—	—	—
	—	—	—	—	8,898(12)	64,599	—	—
	—	—	—	—	2,543(13)	18,462	—	—
	—	—	—	—	19,491(14)	141,505	—	—
	—	—	—	—	41,666(8)	302,495	—	—
Pete Przybylinski	80,061	26,689	15.00	3/17/2031(9)	—	—	—	—
	22,872	7,626	24.00	6/18/2031(10)	—	—	—	—
	19,490	58,471	14.43	9/30/2032(11)	—	—	—	—
	—	124,998	9.90	10/11/2033(6)	—	—	—	—
	—	—	—	—	8,898(12)	64,599	—	—
	—	—	—	—	2,543(13)	18,462	—	—
	—	—	—	—	19,491(14)	141,505	—	—
	—	—	—	—	41,666(8)	302,495	—	—
Zach Rasmuson	80,061	26,689	15.00	3/17/2031(9)	—	—	—	—
	22,872	7,626	24.00	6/18/2031(10)	—	—	—	—
	19,490	58,471	14.43	9/30/2032(11)	—	—	—	—
	—	124,998	9.90	10/11/2033(6)	—	—	—	—
	—	—	—	—	8,898(12)	64,599	—	—
	—	—	—	—	2,543(13)	18,462	—	—
	—	—	—	—	19,491(14)	141,505	—	—
	—	—	—	—	41,666(8)	302,495	—	—
Alex Ryan(15)	—	—	—	—	—	—	—	—
Gayle Bartscherer(16)	—	—	—	—	—	—	—	—
(1)Based on the closing price of a share of our common stock ($7.26) on July 31, 2024, the last trading day of Fiscal 2024.
(2)Represents RSUs granted on September 27, 2023 that vest in two equal installments on each of the two six-month anniversaries of the vesting commencement date (which was September 27, 2023), generally subject to the named executive officer’s continued service through the applicable vesting date and remaining in the interim CEO position through March 27, 2024.
(3)Represents RSUs granted on April 30, 2024 that vest in three equal installments on each of the first three anniversaries of the vesting commencement date (which was April 30, 2024), generally subject to the named executive officer’s continued service through the applicable vesting date.

(4)Represents performance-based RSUs granted on April 30, 2024 that vest if the Company’s common stock trades at or above $13.00 for twenty consecutive trading days within a three-year period from the grant date, subject to the named executive officer’s continued service through the applicable vesting date.
(5)Represents options granted on June 19, 2023 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was June 19, 2023), generally subject to the named executive officer’s continued service through the applicable vesting date.
(6)Represents options granted on October 11, 2023 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was September 19, 2023), generally subject to the named executive officer’s continued service through the applicable vesting date.
(7)Represents RSUs granted on June 19, 2023 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was June 19, 2023), generally subject to the named executive officer’s continued service through the applicable vesting date.
(8)Represents RSUs granted on October 11, 2023 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was September 19, 2023), generally subject to the named executive officer’s continued service through the applicable vesting date.
(9)Represents options granted on March 17, 2021 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was March 17, 2021), generally subject to the named executive officer’s continued service through the applicable vesting date.
(10)Represents options granted on June 18, 2021 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was March 17, 2021), generally subject to the named executive officer’s continued service through the applicable vesting date.
(11)Represents options granted on September 30, 2022 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was September 19, 2022), generally subject to the named executive officer’s continued service through the applicable vesting date.
(12)Represents RSUs granted on March 17, 2021 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was March 17, 2021), generally subject to the named executive officer’s continued service through the applicable vesting date.
(13)Represents RSUs granted on June 18, 2021 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was March 17, 2021), generally subject to the named executive officer’s continued service through the applicable vesting date.
(14)Represents RSUs granted on September 30, 2022 that vest in four equal installments on each of the first four anniversaries of the vesting commencement date (which was September 19, 2022), generally subject to the named executive officer’s continued service through the applicable vesting date.
(15)All then unvested options and RSUs held by Mr. Ryan were forfeited as of his retirement on September 27, 2023.
(16)All then unvested options and RSUs (after taking into account the accelerated vesting described in “Compensation Discussion and Analysis—Components of our Executive Compensation Program—Equity Incentive Awards”) held by Ms. Bartscherer were forfeited as of the end of her employment on March 29, 2024.
Option Exercises and Stock Vested
The following table shows the stock awards held by our named executive officers that vested during Fiscal 2024. No stock options held by any of our named executive officers were exercised during Fiscal 2024.

Name	Stock Awards
	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Deirdre Mahlan	57,544	527,678
Jennifer Fall Jung	2,058	15,661
Sean Sullivan	17,932	182,162
Pete Przybylinski	17,932	182,162
Zach Rasmuson	17,932	182,162
Alex Ryan	22,978	278,264
Gayle Bartscherer	25,503	255,622
(1)The amounts reported in this column are based on the closing price of a share of our common stock on the vesting date of the applicable stock awards, or, for awards with a vesting date that was not on a trading day, the amounts reported are based on the closing price of the last trading date on which a closing price was reported.

Pension Benefits
None of our named executive officers participated in or received benefits from a pension plan during Fiscal 2024 or in any prior year.
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
The following table sets forth information regarding the participation of our named executive officers in our nonqualified deferred compensation plan for Fiscal 2024.

Name	Executive Contributions in last FY ($)(1)	Registrant contributions in last FY ($)(2)	Aggregate earnings in last FY ($)(3)	Aggregate withdrawals/ distributions ($)(4)	Aggregate balance at last FYE ($)(5)
Deirdre Mahlan	—	—	—	—	—
Jennifer Fall Jung	44,567	—	2,483	—	47,051
Sean Sullivan	—	40,008	15,621	20,576	129,947
Pete Przybylinski	36,850	40,008	31,189	135,017	266,635
Zach Rasmuson	496,269	40,208	359,457	—	2,720,308
Alex Ryan	—	123,466	(11,234)	66,685	—
Gayle Bartscherer	184,508	40,008	47,546	—	295,980
(1)Amounts reported in this column are also included in the “Salary” and “Nonequity Incentive Plan Compensation” columns in the “Summary Compensation Table” above for Fiscal 2024.
(2)Amounts reported in this column are also included in the “All Other Compensation” column in the “Summary Compensation Table” above for Fiscal 2024.
(3)Amounts reported in this column represent the earnings or losses of each named executive officer’s account balance in Fiscal 2024 based on the notional investments selected by such named executive officer.
(4)Amounts reported in this column represent in-service distributions elected by the named executive officers and retirement distributions that paid out in Fiscal 2024.
(5)The aggregate balance includes deferrals of compensation and employer contributions for prior fiscal years. Amounts deferred by and employer contributions to individuals who were named executive officers for the fiscal year of the deferral or contribution were included in the compensation reported for those individuals in the compensation tables in prior proxy statements.
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
If Ms. Mahlan’s employment is terminated by us other than for cause or by Ms. Mahlan for good reason, she will be entitled to receive base salary continuation for twelve months (six months in the event her termination for good reason occurs pursuant to a diminution in her duties and responsibilities for no longer being a CEO of a publicly traded company following a change in control), reimbursement of Consolidated Omnibus Budget Reconciliation Act premiums for up to twelve months (six months in the event her termination for good reason occurs pursuant to a diminution in her duties and responsibilities for no longer being a CEO of a publicly traded company following a change in control), based on the portion of monthly health premiums paid by the Company immediately prior to her termination, and any annual bonus for the fiscal year prior to the fiscal year in which such termination occurs, to the extent not yet paid, in each case, subject to her execution of a separation agreement containing a general release of claims.
If any of our currently-employed named executive officer’s employment, other than Ms. Mahlan, is terminated by us other than for cause or by the named executive officer for good reason, he or she will be entitled to receive base salary continuation for twelve months, reimbursement of Consolidated Omnibus Budget Reconciliation Act premiums for up to twelve months (based on the portion of monthly health premiums paid by the Company immediately prior to his or her termination), and any annual bonus for the fiscal year prior to the fiscal year in which such termination occurs, to the extent not yet paid, in each case, subject to his or her execution of a separation agreement containing a general release of claims. Prior to his retirement, Mr. Ryan, and prior to the end of her employment, Ms. Bartscherer, were each party to an employment agreement with us that provided for these same severance payments and benefits.
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
In the event of a change in control, any then outstanding and unvested RSUs granted to Ms. Mahlan in connection with her commencement of employment as President and Chief Executive Officer will vest immediately prior to such change in control.
In connection with Mr. Ryan’s retirement on September 27, 2023, we entered into a separation agreement with Mr. Ryan, which provided that Mr. Ryan would receive his annual bonus for Fiscal 2023 in the gross amount of $1,015,717.
In connection with the end of her employment, the Company entered into a transition and separation letter agreement with Ms. Bartscherer that provided that her employment would cease as of March 29, 2024. Pursuant to such agreement, Ms. Bartscherer is entitled to receive (i) base salary continuation for twelve months, (ii) Consolidated Omnibus Budget Reconciliation Act premium payments for up to twelve months (based on the amount of monthly health premiums paid by the Company immediately prior to the end of her employment), (iii) any annual bonus earned for Fiscal 2024 pro-rated based on the portion of such year she was employed and payable at such time that annual bonuses are paid to executives of the Company, (iv) vesting of 19,007 of the outstanding and unvested RSUs held by Ms. Bartscherer as of her separation date, and (v) vesting of the unvested portion of her account balance in our nonqualified deferred compensation plan. In connection with such severance, Ms. Bartscherer executed a general release of claims in favor of the Company.
The table below sets forth the change in control and severance benefits that would be payable to our each of our currently employed named executive officers if his or her employment terminated under the circumstances described below, in each case, on July 31, 2024. Other than Ms. Mahlan’s RSUs, including her performance-based RSUs, and not including the RSUs granted to her in connection with her interim CEO position, no benefits would be payable upon a change in control without an associated termination of employment (unless options and/or RSUs are not assumed, continued or substituted as described above).

Name	Involuntary Termination Without Cause ($)	Termination by Executive for Good Reason ($)	CIC with Termination for Good Reason or Without Cause ($)	CIC ($)
Deirdre Mahlan
Severance(1)	700,000	700,000	700,000	—
Acceleration of Unvested Options(2)	—	—	—	—
Acceleration of Unvested Restricted Stock Units(3)	—	—	417,777	3,857,137
Medical & Dental Continuations (employer portion)(4)	3,600	3,600	3,600	—
Total	703,600	703,600	1,121,377	3,857,137
Jennifer Fall Jung
Severance(1)	515,000	515,000	515,000
Acceleration of Unvested Options(2)	—	—	—	—
Acceleration of Unvested Restricted Stock Units(3)	—	—	374,841	—
Medical & Dental Continuations (employer portion)(4)	18,312	18,312	18,312	—
Total	533,312	533,312	908,153	—
Sean Sullivan
Severance(1)	402,000	402,000	402,000	—
Acceleration of Unvested Options(2)	—	—	—	—
Acceleration of Unvested Restricted Stock Units(3)	—	—	527,061	—
Medical & Dental Continuations (employer portion)(4)	6,395	6,395	6,395	—
Total	408,395	408,395	935,456	—
Pete Przybylinski
Severance(1)	402,000	402,000	402,000	—
Acceleration of Unvested Options(2)	—	—	—	—
Acceleration of Unvested Restricted Stock Units(3)	—	—	527,061	—
Medical & Dental Continuations (employer portion)(4)	15,034	15,034	15,034	—
Total	417,034	417,034	944,095	—
Zach Rasmuson
Severance(1)	402,000	402,000	402,000	—
Acceleration of Unvested Options(2)	—	—	—	—
Acceleration of Unvested Restricted Stock Units(3)	—	—	527,061	—
Medical & Dental Continuations (employer portion)(4)	15,034	15,034	15,034	—
Total	417,034	417,034	944,095	—
(1)Severance amounts are the amounts payable under the applicable named executive officer’s employment agreement, based on the named executive officer’s compensation as in effect on July 31, 2024.
(2)Acceleration of Unvested Options amounts reflect the value of stock options that would accelerate if the named executive officer’s employment is terminated without cause or for good reason, in either case, within 18 months following a change in control of the Company. No amounts are included because the unvested stock options were out-of-the-money based on the closing price of a share of our common stock ($7.26) on July 31, 2024, the last trading day of Fiscal 2024. Ms. Mahlan did not hold any unvested stock options as of such date.
(3)Acceleration of Unvested Restricted Stock Units amounts reflect the value of RSUs that would accelerate if the named executive officer’s employment is terminated without cause or for good reason, in either case, within 18 months following a change in control of the Company, and for Ms. Mahlan, amounts in the CIC column reflect the value of RSUs, including performance-based RSUs, that would accelerate upon a change in control. Amounts are based on the closing price of a share of our common stock ($7.26) on July 31, 2024, the last trading day of Fiscal 2024.
(4)Benefit continuation amounts are calculated based on the cost of premiums under our group health plans as of July 31, 2024. The benefit continuation amount reported for Ms. Mahlan includes a $300 monthly payment in lieu of Company-provided health and welfare benefits.
Director Compensation
We maintain a non-employee director compensation policy, which covers non-employee members of our Board who are not affiliated with our investors (“covered non-employee directors”). Under our non-employee director compensation policy, each covered non-employee director will receive an annual cash retainer for service to our Board and an additional annual cash retainer for service on any committee of our Board or for serving as the lead director or the chair of our Board or any of its committees in Fiscal 2024 (which annual cash retainer for serving as the lead director increased from $75,000 in Fiscal 2023 to $80,000 in Fiscal 2024), in each case, prorated for partial years of service, as follows:

	Board or Committee Member	Lead Director or Committee Chair
Annual Cash Retainer	$60,000	$80,000
Additional Annual Cash Retainer for Compensation Committee	$8,500	$15,000
Additional Annual Cash Retainer for Nominating and Corporate Governance Committee	$5,000	$10,000
Additional Annual Cash Retainer for Audit Committee	$10,000	$20,000
For Fiscal 2024, each covered non-employee director was granted RSUs having a grant date fair value of approximately $110,000, such RSUs to vest on the earlier of the first anniversary of the date of grant and the date of the next annual meeting of our stockholders, generally subject to the non-employee director’s continued service, through the applicable vesting date.
The following table sets forth the compensation awarded to, earned by or paid to the non-employee directors with respect to their service to our Board during Fiscal 2024. Mr. Ryan’s compensation and Ms. Mahlan’s compensation for Fiscal 2024 are included in the “Summary Compensation Table” above. Other than as set forth in the table below, we did not pay any compensation to any of the members of our Board for Fiscal 2024.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Total ($)
Dave Burwick(3)	15,652	72,629	88,281
Daniel Costello(4)	—	—	—
Melanie Cox(7)	60,000	140,231	200,231
Charles Esserman(4)	—	—	—
Marshall Farrer(4)(5)	—	—	—
Michelle Gloeckler	91,970	109,993	201,963
Adriel Lares	81,170	109,993	191,163
Tim Nall(4)(6)	—	—	—
James O’Hara(3)	—	—	—
(1)The amount reported in this column represents cash fees earned in Fiscal 2024.
(2)The amounts reported in this column represent the grant date value of RSUs granted to our non-employee directors in Fiscal 2024, computed in accordance with FASB ASC Topic 718. We do not estimate forfeitures in calculating the grant date value of the RSUs, as permitted by FASB ASC Topic 718. The assumptions used to value the RSUs for this purpose are set forth in Note 16 (Equity-based compensation) to our consolidated financial statements included in this Annual Report on Form 10-K. The amount reported in this column for Ms. Cox also reflects the incremental fair value, as computed under FASB ASC Topic 718 associated with the acceleration of RSUs in connection with her resignation from the Board. The grant date fair value was calculated by multiplying the closing price of the underlying shares of our common stock on the date of grant by the number of RSUs granted. The following non-employee directors held unvested RSUs in the following amounts on July 31, 2024:

Non-employee director	Number of unvested RSUs
Dave Burwick	9,011
Melanie Cox	—
Michelle Gloeckler	12,775
Adriel Lares	12,775
(3)Mr. Burwick joined the Board on May 21, 2024.
(4)Mr. Esserman, Mr. O’Hara and Mr. Costello are affiliated with TSG. Mr. Farrer and Mr. Nall are affiliated with BF. Members of our Board who are affiliated with our investors do not receive compensation in respect of their service on our Board. See “Certain Relationships and Related Transactions.”
(5)Mr. Farrer joined the Board on April 30, 2024.
(6)Mr. Nall joined the Board on April 30, 2024.
(7)Ms. Cox resigned from the Board effective as of April 30, 2024.
CEO Pay Ratio
The following is a reasonable estimate, calculated in accordance with SEC rules, of the ratio of the median annual total compensation of all of our employees to the annual total compensation of both Mr. Ryan, the former CEO, and Ms. Mahlan, the former interim CEO and current CEO, for Fiscal 2024:
•the median of the annual total compensation of all of our employees, other than the CEO, calculated in accordance with Summary Compensation Table rules, was $117,231;
•the annual total compensation of the CEOs, as reported in the Summary Compensation Table, was $6,694,011; and
•the ratio of the annual total compensation of the CEOs to the median of the annual total compensation of all of our employees for Fiscal 2024 was 57 to 1.
As permitted under SEC rules, since we had two CEOs during Fiscal 2024, we combined the compensation of both Mr. Ryan and Ms. Mahlan for the time they served as CEO to calculate the annual total compensation of the CEOs. The amount does not include the director fees that Ms. Mahlan received prior to her appointment as CEO.
As permitted under SEC rules, we may identify our median employee for purposes of providing pay ratio disclosure once every three years, provided that there has been no change in the employee population or employee compensation arrangements that we reasonably believe would result in a significant change to the pay ratio disclosure. We determined that there have been no changes to the employee population or employee compensation arrangements in Fiscal 2024 that we believe would significantly impact the pay ratio disclosure. 91 employees were acquired in the Sonoma Cutrer transaction. As permitted under SEC rules, since the transaction occurred in Fiscal 2024, such employees may be omitted in order to identify the median employee for Fiscal 2024.
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
The following table sets forth information with respect to the beneficial ownership of our common stock for (a) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of our common stock, (b) each member of the Board, (c) each of our named executive officers and (d) all of our directors and executive officers as a group. For our directors and executive officers, the information is as of September 23, 2024. For other stockholders who beneficially own more than 5% of our outstanding shares of our common stock, the shares owned are as of the dates provided in the most recent filings made by such stockholder with the SEC.
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
The percentage of shares beneficially owned is computed on the basis of 147,073,614 shares of common stock outstanding as of September 23, 2024. Unless otherwise indicated below, the address for each beneficial owner listed is c/o The Duckhorn Portfolio, Inc., 1201 Dowdell Lane St. Helena, CA 94574.
Pursuant to the terms of the Stockholders Agreement, investment funds affiliated with TSG have the right to appoint three directors to serve on our Board and BF has the right to appoint two directors to serve on our Board. Under the agreement, we are required to take all necessary action to cause the Board to include individuals designated by TSG and BF, as applicable, in the slate of nominees recommended by the Board for election by our stockholders. Investment funds affiliated with TSG and BF also have the exclusive right to remove their respective designees and to fill vacancies created by the removal or resignation of their respective designees, and we are required to take all necessary action to cause such removals and fill such vacancies at the request of TSG or BF, as applicable.

	Common Stock beneficially owned
	Number	Percentage
5% stockholders:
Mallard Holdco, LLC(1)	61,404,559	41.8%
Brown-Forman Corporation(2)	31,531,532	21.4%
Select Equity Group, L.P.(3)	8,406,702	5.7%

Directors and named executive officers:
Deirdre Mahlan(4)	92,544	*

	Common Stock beneficially owned
	Number	Percentage
Jennifer Fall Jung(5)	50,397	*
Pete Przybylinski(6)	498,512	*
Zach Rasmuson(7)	570,581	*
Sean Sullivan(8)	237,250	*
Daniel Costello(9)	—	*
Marshall Farrer(10)	—	*
Charles Esserman(9)	—	*
Michelle Gloeckler(11)	16,599	*
Adriel Lares(12)	12,779	*
James O’Hara(9)	308,736	*
Tim Nall(10)	—	*
Dave Burwick	—	*
Alex Ryan(13)	1,602,943	1.1%
Gayle Bartscherer(14)	80,383	*
All executive officers and directors as a group (13 persons)(15)	1,787,398	1.2%
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
(2) The address for Brown-Forman Corporation is 850 Dixie Highway, Louisville, Kentucky 40210
(3) Based on a Schedule 13G/A filed by Select Equity Group, L.P. with the SEC on February 14, 2024. The address for Select Equity Group, L.P. is 380 Lafayette Street, 6th Floor, New York, New York 10003.
(4) Includes 82,544 shares of common stock underlying RSUs held by Ms. Mahlan that have vested or will vest within 60 days.
(5) Includes 40,266 options to purchase common stock exercisable within 60 days and 8,631 shares of common stock underlying RSUs held by Ms. Fall Jung that have vested or will vest within 60 days.
(6) Includes 173,162 options to purchase common stock exercisable within 60 days and 36,817 shares of common stock underlying RSUs held by Mr. Przybylinski that have vested or will vest within 60 days. Also includes 288,533 shares of common stock held by The Przybylinski Family Trust dated July 24, 2006, for which Mr. Przybylinski is trustee.
(7) Includes 173,162 options to purchase common stock exercisable within 60 days and 36,311 shares of common stock underlying RSUs held by Mr. Rasmuson that have vested or will vest within 60 days. Also includes 361,108 shares of common stock held by Rasmuson 2016 Family Trust, for which Mr. Rasmuson is trustee.
(8) Includes 173,162 options to purchase common stock exercisable within 60 days and includes 36,491 shares of common stock underlying RSUs held by Mr. Sullivan that have vested or will vest within 60 days.
(9) Does not include shares of common stock beneficially owned by Mallard Holdco, LLC. Mr. Esserman is Chief Executive Officer of TSG, Mr. O’Hara is President of TSG and Mr. Costello is Managing Director of TSG, and therefore may be deemed to beneficially own such shares, however each disclaims beneficial ownership of such shares.
(10) Does not include shares of common stock beneficially owned by Brown-Forman Corporation. Mr. Farrer is Executive Vice President, Chief Strategic Growth Officer of Brown-Forman Corporation and Mr. Nall is Executive Vice President, Chief Global Supply Chain and Technology Officer for Brown‑Forman Corporation, and therefore may be deemed to beneficially own such shares, however each disclaims beneficial ownership of such shares.
(11) Includes 16,599 shares of common stock underlying RSUs held by Ms. Gloeckler that have vested or will vest within 60 days.
(12) Includes 12,779 shares of common stock underlying RSUs held by Mr. Lares that have vested or will vest within 60 days.
(13) Reflects information available to the Company in connection with the preparation of the Company’s Proxy Statement on Schedule 14A related to its Fiscal 2024 Annual Meeting, filed on November 22, 2023. Also included 1,547,495 shares of Company Common Stock held by the Alex and Jeanine Ryan 2015 Revocable Trust, for which Mr. Ryan is trustee.
(14) Reflects information available to the Company based on the Statement of Changes of Beneficial Ownership Report filed on Form 4 on October 13, 2023.
(15) Includes 559,752 options to purchase shares of common stock exercisable within 60 days and 230,172 shares of common stock underlying RSUs that have vested or will vest within 60 days.

Equity compensation plan information
The following table provides certain information with respect to all of our equity compensation plans in effect as of July 31, 2024. A description of the material terms of such plan is set forth in Note 16 (Equity-based compensation) to our consolidated financial statements included in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, rights and restricted shares(1)	Weighted-average exercise price of outstanding options, warrants, rights and restricted shares(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in first column)
Equity compensation plans approved by security holders	3,735,560	$13.23	5,899,602
Equity compensation plans not approved by security holders	—	—	—
(1) Total reflects outstanding stock options and restricted stock units granted pursuant to the 2021 Equity Incentive Plan and the 2021 Employee Stock Purchase Plan as of July 31, 2024.
(2) Outstanding restricted stock units have no exercise price and are therefore excluded from the weighted average exercise price calculation.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions
Sarah Ryan, the daughter of Alex Ryan, the Company’s former President, Chief Executive Officer and Chairman, is employed as a Senior Analyst at the Company. Ms. Ryan earned approximately $134,577 in salary, bonus and benefits during Fiscal 2024, including a grant of 1,157 RSUs and 2,271 stock options. Ms. Ryan has been employed by the Company for approximately three years.
Transactions in Connection with our IPO and the Acquisition of Sonoma-Cutrer
These summaries do not purport to be complete descriptions of all of the provisions of the documents relating to the recapitalization transactions, and they are qualified in their entirety by reference to the complete text of agreements which have been filed with the SEC. For information on how to obtain copies of these agreements or other exhibits, see the section entitled “Item 1, Business-Available information”.
Stockholders Agreement
In connection with the acquisition of Sonoma-Cutrer, we entered into an amended and restated stockholders agreement with BF and investment funds affiliated with TSG. Pursuant to the Stockholders Agreement, we are required to take all necessary action to cause the Board and its committees to include director candidates designated by TSG and BF, respectively, in the slate of director nominees recommended by the Board for election by our stockholders. These nomination rights are described in this Annual Report on Form 10-K in the sections titled “Board Composition and Director Independence” and “Board Meetings, Attendance and Committees.” The Stockholders Agreement also provides that we will obtain customary director indemnity insurance.
Registration Rights Agreement
In connection with the acquisition of Sonoma-Cutrer, we entered into an amended and restated registration rights agreement with investment funds affiliated with TSG and BF. The registration rights agreement provides TSG and BF, respectively, with certain demand registration rights, including shelf registration rights, in respect of any shares of our common stock held by it, subject to certain conditions. In addition, in the event that we register additional shares of common stock for sale to the public, we are required to give notice of such registration to TSG and BF, and, subject to certain limitations, include shares of common stock held by them in such registration. The agreement includes customary indemnification provisions in favor of TSG and BF, any person who is or might be deemed a control person (within the meaning of the Securities Act and the Exchange Act) and related parties against certain losses and liabilities (including reasonable costs of investigation and legal expenses) arising out of or based upon any filing or other disclosure made by us under the securities laws relating to any such registration.
Indemnification Agreements
Prior to the completion of our IPO, we entered into indemnification agreements with each of our directors at the time and have entered into indemnification agreements with each new director elected to our Board since the IPO. These agreements require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.
Sonoma-Cutrer Merger Agreement
In connection with the acquisition of Sonoma-Cutrer, we entered into a merger agreement, pursuant to which, BF agreed, among other things, to a standstill provision pursuant to which, subject to certain exceptions, until BF beneficially owns less than 5% of the voting power of the Company’s outstanding securities, it will not take certain actions to (i) acquire beneficial ownership of the Company’s securities representing more than 40% of the voting power of the Company’s outstanding securities, (ii) participate in the solicitation of proxies from holders of the Company’s securities, (iii) form, join or knowingly participate in a “group” (other than with affiliates of BF) with respect to the voting of shares of Company’s securities or (iv) nominate or cause to be nominated persons for election to the Board, among other restrictions. The standstill restrictions terminate in the event that (a) the Company enters into a definitive written agreement providing for a change of control of the Company, (b) in certain cases, a third party commences a tender offer, exchange offer or other similar offer that, if consummated, would result in a change of control of the Company, (c) a change of control otherwise occurs or (d) the Company files for, or becomes subject to a proceeding for, bankruptcy, reorganization, liquidation, dissolution or similar process. In addition, BF has agreed that it will not sell, assign, pledge, hypothecate or otherwise transfer (except for certain permitted transfers as described in the merger agreement) or dispose of shares of Company securities for a period of 18 months following the Effective Time.
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
Item 14. Principal Accountant Fees and Services
The following sets forth fees from PricewaterhouseCoopers LLP (“PwC”), for the audit of our annual financial statements and other services rendered for the fiscal years ended July 31, 2024 and July 31, 2023. Fees and services related to the audit of the financial statements of the Company for the year ended July 31, 2024, as contained in this Annual Report on Form 10-K, are estimated.

	Fiscal year ended July 31,
	2024	2023
Audit fees(a)	$2,340,000	$2,117,000
Audit-related fees	—	—
Tax fees	—	—
All other fees(b)	2,000	2,000
Total fees	$2,342,000	$2,119,000
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
Pursuant to the Audit Committee charter, the Audit Committee is responsible for the oversight of our accounting, reporting and financial practices. The Audit Committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. During 2024, the Audit Committee pre-approved all audit and permitted non-audit services provided by PwC.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Financial Position as of July 31, 2024 and 2023
•Consolidated Statements of Operations for the Years Ended July 31, 2024, 2023 and 2022
•Consolidated Statements of Stockholders' Equity for the Years Ended July 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the Years Ended July 31, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements
(2) Financial Statements Schedules:
Separate financial schedules have been omitted because such information is inapplicable or is included in the financial statements or notes described above.
(b) Exhibit Listing
The following exhibits are filed as part of this report or filed previously and incorporated by reference to the filing indicated.

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
2.1	Agreement and Plan of Merger, dated October 6, 2024, by and among the Company, Marlee Buyer, Inc. and Marlee Merger Sub, Inc.	8-K	November 7, 2024	2.1	001-40240
2.2	Agreement and Plan of Merger, dated as of November 16, 2023, by and among the Company, Auguste Merger Sub, Inc. Brown-Forman and Sonoma-Cutrer	8-K	November 16, 2023	2.1	001-40240
3.1	Second Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	8-K	May 1, 2024	3.1	001-40240
3.2	Second Amended and Restated Bylaws of the Company	8-K	May 1, 2024	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 2, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Amended and Restated Registration Rights Agreement, dated as of November 16, 2023, by and among the Company and each of the other persons from time to time party thereto.	8-K	November 17, 2023	10.2	001-40240
10.2	Amended and Restated Stockholders Agreement, dated as of November 16, 2023, by and among the Company and each of the other persons from time to time party thereto.	8-K	November 17, 2023	10.1	001-40240
10.3	The Duckhorn Portfolio, Inc. 2021 Equity Incentive Plan.	8-K	March 2, 2021	10.3	001-40240
10.4	Form of Director Indemnification Agreement	S-1/A	March 3, 2021	10.3	333-253412
10.5	Form of Non-Statutory Stock Option Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.5	333-253412
10.6	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan	S-1/A	March 10, 2021	10.6	333-253412
10.7	Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.18	333-253412
10.8	Form of Class M Common Unit Award Agreement under the Amended and Restated Mallard Holdco, LLC 2016 Equity Incentive Plan	S-1/A	February 23, 2021	10.19	333-253412

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
10.9	The Duckhorn Portfolio, Inc. 2021 Cash Incentive Plan	S-1/A	February 23, 2021	10.22	333-253412
10.10	Form of Deferred Compensation Plan	S-1/A	February 23, 2021	10.24	333-253412
10.11	Amendment Number Eight to First Lien Loan and Security Agreement, dated as of February 22, 2021, entered into by and among Mallard Intermediate, Inc., Selway Wine Company, Mallard Buyer Corp., each other Subsidiary of Mallard Intermediate, Inc. the Lenders party hereto and Bank of the West	10-K	September 28, 2022	10.27	001-40240
10.12	Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, entered into by and among Mallard Buyer Corp., Selway Wine Company, each subsidiary of The Duckhorn Portfolio, Inc. party thereto, Bank of the West, as Administrative Agent and Collateral Agent, and the other lenders party thereto	8-K	November 4, 2022	10.1	001-40240
10.13	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Zach Rasmuson	S-1/A	March 10, 2021	10.17	333-253412
10.14	First Amendment To Amended and Restated First Lien Loan and Security Agreement	10-Q	March 8, 2023	10.2	001-40240
10.15	Amended and Restated First Lien Loan and Security Agreement, dated as of November 4, 2022, entered into by and among Mallard Buyer Corp., Selway Wine Company, each subsidiary of The Duckhorn Portfolio, Inc. party thereto, Bank of the West, as Administrative Agent and Collateral Agent, and the other lenders party thereto	8-K	November 4, 2022	10.1	001-40240
10.16	First Amendment To Amended and Restated First Lien Loan and Security Agreement	10-Q	March 8, 2023	10.2	001-40240
10.17	Second Amendment To Amended and Restated First Lien Loan and Security Agreement	10-Q	June 8, 2023	10.3	001-40240
10.18	Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Jennifer Fall Jung	10-K	September 27, 2023	10.26	001-40240
10.19	Amended and Restated Employment Agreement between The Duckhorn Portfolio, Inc., Duckhorn Wine Company and Sean Sullivan	10-K	September 27, 2023	10.27	001-40240
10.20	Amended and Restated Stockholders Agreement, dated as of November 16, 2023, by and among the Company, Mallard and Brown-Forman	8-K	November 16, 2023	10.1	001-40240
10.21	Amended and Restated Registration Rights Agreement, dated as of November 16, 2023, by and among the Company, Mallard and Brown-Forman	8-K	November 16, 2023	10.2	001-40240
10.22	Amended & Restated Employment Agreement entered into by and among Duckhorn Wine Company, The Duckhorn Portfolio, Inc and Jennifer Fall Jung, dated January 12, 2024	8-K	January 12, 2024	10.1	001-40240
10.23	Second Amended & Restated Employment Agreement entered into by and among Duckhorn Wine Company, The Duckhorn Portfolio, Inc and Sean Sullivan, dated January 12, 2024	8-K	January 12, 2024	10.2	001-40240
10.24	Second Amended & Restated Employment Agreement entered into by and among Duckhorn Wine Company, The Duckhorn Portfolio, Inc and Pete Przybylinski, dated January 12, 2024	8-K	January 12, 2024	10.3	001-40240

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
10.25	Second Amended & Restated Employment Agreement entered into by and among Duckhorn Wine Company, The Duckhorn Portfolio, Inc and Zach Rasmuson, dated January 12, 2024	8-K	January 12, 2024	10.4	001-40240
10.26	Employment Agreement, dated April 30, 2024, by and among the Company, Duckhorn Wine Company and Deirdre Mahlan.	8-K	May 1, 2024	10.1	001-40240
10.27	Agreement and Plan of Merger, dated as of November 16, 2023, by and among the Registrant, Brown-Forman Corporation and each of the other parties thereto	8-K	November 17, 2023	2.1	001-40240
10.28*	Amended and Restated 2021 Employee Stock Purchase Plan
19.1*	Insider Trading Policy of the Registrant
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97.1*	Policy for Recoupment of Incentive Compensation of the Registrant
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Saint Helena, State of California, on October 7, 2024.

The Duckhorn Portfolio, Inc.

By:	/s/ Deirdre Mahlan

President, Chief Executive Officer and Chairperson
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

Signature	Title	Date

/s/ Deirdre Mahlan	President, Chief Executive Officer and Chairperson	October 7, 2024
Deirdre Mahlan	(Principal Executive Officer)

/s/ Jennifer Fall Jung	Executive Vice President, Chief Financial Officer	October 7, 2024
Jennifer Fall Jung	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dave Burwick	Director	October 7, 2024
Dave Burwick

/s/ Daniel Costello	Director	October 7, 2024
Daniel Costello

/s/ Charles Esserman	Director	October 7, 2024
Charles Esserman

/s/ Marshall Farrer	Director	October 7, 2024
Marshall Farrer

/s/ Michelle Gloeckler	Director	October 7, 2024
Michelle Gloeckler

/s/ Adriel Lares	Director	October 7, 2024
Adriel Lares

/s/ Tim Nall	Director	October 7, 2024
Tim Nall

/s/ James O'Hara	Director	October 7, 2024
James O'Hara