Form 10-Q
period 2024-10-31
Duckhorn Portfolio, Inc.
filed 2024-12-05
CIK 1835256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The registrant had outstanding 147,200,572 shares of common stock, $0.01 par value per share, as of November 29, 2024.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the U.S. Securities and Exchange Commission (“SEC”) contains statements that are or may be considered to be, forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:
•    risks related to the satisfaction of the conditions to closing of the Merger (as defined herein) (including the failure to obtain the requisite approval of the stockholders) in the anticipated timeframe or at all;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events, and trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part 1 Item 1A. in our Fiscal 2024 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I
Item 1. Financial Statements

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Financial Position (Unaudited, in thousands except share and per share data)

	October 31, 2024	July 31, 2024
ASSETS
Current assets:
Cash	$5,407	$10,872
Accounts receivable trade, net	88,016	52,262
Due from related party	222	10,845
Inventories	530,293	448,967
Prepaid expenses and other current assets	11,040	14,594
Total current assets	634,978	537,540
Property and equipment, net	568,391	568,457
Operating lease right-of-use assets	26,369	27,130
Intangible assets, net	190,577	192,467
Goodwill	484,379	483,879
Other assets	7,470	7,555
Total assets	$1,912,164	$1,817,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,357	$5,774
Accrued expenses	69,346	34,164
Accrued compensation	7,994	11,386
Deferred revenue	12,264	80
Current maturities of long-term debt	9,721	9,721
Due to related party	342	1,714
Other current liabilities	4,250	3,905
Total current liabilities	170,274	66,744
Revolving line of credit	83,000	101,000
Long-term debt, net of current maturities and debt issuance costs	198,263	200,734
Operating lease liabilities	23,579	24,286
Deferred income taxes	151,104	151,104
Other liabilities	694	705
Total liabilities	626,914	544,573
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 147,200,572 and 147,073,614 issued and outstanding at October 31, 2024 and July 31, 2024, respectively	1,472	1,471
Additional paid-in capital	1,012,874	1,011,265
Retained earnings	270,299	259,135
Total The Duckhorn Portfolio, Inc. stockholders’ equity	1,284,645	1,271,871
Non-controlling interest	605	584
Total stockholders’ equity	1,285,250	1,272,455
Total liabilities and stockholders’ equity	$1,912,164	$1,817,028
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Operations (Unaudited, in thousands except share and per share data)

	Three months ended October 31,
	2024	2023
Sales	$124,669	$103,903
Excise tax	1,727	1,394
Net sales	122,942	102,509

Cost of sales	61,442	48,656
Gross profit	61,500	53,853

Selling, general and administrative expenses	40,798	30,483
Income from operations	20,702	23,370

Interest expense	5,115	4,004
Other expense (income), net	117	(1,813)
Total other expenses, net	5,232	2,191
Income before income taxes	15,470	21,179
Income tax expense	4,285	5,629
Net income	11,185	15,550
Net income attributable to non-controlling interest	(21)	(13)
Net income attributable to The Duckhorn Portfolio, Inc.	$11,164	$15,537

Earnings per share of common stock:
Basic	$0.08	$0.13
Diluted	$0.08	$0.13

Weighted average shares of common stock outstanding:
Basic	147,128,486	115,339,774
Diluted	147,186,767	115,451,719

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Stockholders’ Equity (Unaudited, in thousands except share data)

	Three months ended October 31,
	Common stock		Additional paid-in capital	Retained earnings	Total The Duckhorn Portfolio, Inc. stockholders’ equity	Non-controlling interest	Total stockholders’ equity
	Shares	Amount
Balances at July 31, 2024	147,073,614	$1,471	$1,011,265	$259,135	$1,271,871	$584	$1,272,455
Net income	—	—	—	11,164	11,164	21	11,185
Issuance of common stock under equity incentive plans	202,501	2	(1)	—	1	—	1
Exercise of common stock options	—	—	—	—	—	—	—
Equity-based compensation (Note 12)	—	—	2,254	—	2,254	—	2,254
Shares withheld related to net share settlement	(75,543)	(1)	(644)	—	(645)	—	(645)
Balances at October 31, 2024	147,200,572	$1,472	$1,012,874	$270,299	$1,284,645	$605	$1,285,250

Balances at July 31, 2023	115,316,308	$1,153	$737,557	$203,122	$941,832	$576	$942,408
Net income	—	—	—	15,537	15,537	13	15,550
Issuance of common stock under equity incentive plans	79,639	1	—	—	1	—	1
Equity-based compensation (Note 12)	—	—	1,150	—	1,150	—	1,150
Shares withheld related to net share settlement	(28,237)	—	(342)	—	(342)	—	(342)
Balances at October 31, 2023	115,367,710	$1,154	$738,365	$218,659	$958,178	$589	$958,767

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

The Duckhorn Portfolio, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)

	Three months ended October 31,
	2024	2023
Cash flows from operating activities
Net income	$11,185	$15,550
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,631	7,329
Gain on disposal of assets	(61)	(42)
Change in fair value of derivatives	137	(1,889)
Amortization of debt issuance costs	194	194
Equity-based compensation	2,254	1,150
Change in operating assets and liabilities; net of acquisition:
Accounts receivable trade, net	(35,754)	(22,547)
Due from related party	10,623	—
Inventories	(80,443)	(66,115)
Prepaid expenses and other current assets	3,550	1,781
Other assets	(212)	283
Accounts payable	61,149	28,045
Accrued expenses	37,058	51,985
Accrued compensation	(3,392)	(7,808)
Deferred revenue	12,184	11,132
Due to related party	(1,372)	—
Other current and non-current liabilities	(496)	(982)
Net cash provided by operating activities	27,235	18,066
Cash flows from investing activities
Purchases of property and equipment, net of sales proceeds	(11,556)	(10,395)
Net cash used in investing activities	(11,556)	(10,395)
Cash flows from financing activities
Payments under line of credit	(18,000)	(13,000)
Borrowings under line of credit	—	23,000
Payments of long-term debt	(2,500)	(2,500)
Taxes paid related to net share settlement of equity awards	(644)	(342)
Net cash (used in) provided by financing activities	(21,144)	7,158
Net (decrease) increase in cash	(5,465)	14,829
Cash - Beginning of period	10,872	6,353
Cash - End of period	$5,407	$21,182

Supplemental cash flow information
Interest paid, net of amount capitalized	$4,585	$4,009
Income taxes paid	$—	$11,607
Non-cash investing activities
Property and equipment additions in accounts payable and accrued expenses	$2,568	$3,300
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
The Company’s revenue is comprised of wholesale and direct to consumer (“DTC”) sales. Wholesale revenue is generated through sales directly to California retailers and restaurants, sales to distributors and agents throughout the United States (“U.S.”) and sales to export distributors that sell internationally. DTC revenue results from individual consumers purchasing wine directly from the Company through club membership, the Company’s website or tasting rooms located in Napa Valley, California; Anderson Valley, California; Sebastopol, California; Hollister, California; Windsor, California; and Walla Walla, Washington.
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
Proposed transaction with Butterfly
On October 6, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marlee Buyer, Inc., a Delaware corporation (“Parent”), and Marlee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company whereupon the separate corporate existence of Merger Subsidiary will cease and the Company will be the surviving corporation in the Merger (the “Surviving Corporation”) and will continue as a wholly owned subsidiary of Parent (the “Merger”). Parent is a Delaware corporation and was formed on September 24, 2024 by Butterfly Equity LP (“Butterfly”), solely for the purpose of engaging in the transactions contemplated by the Merger Agreement and other documents or agreements executed and delivered in connection with the Merger Agreement. The Merger, which was unanimously approved by the Company’s Board of Directors, is expected to close this winter, subject to customary closing conditions, including approval by the Company’s stockholders. Upon completion of the transaction, the Company’s common stock will cease to trade and no longer be listed on the New York Stock Exchange.
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
Pursuant to the agreement, the Company may be required to pay a termination fee of up to approximately $53.5 million, if the agreement is terminated under certain circumstances, and may be entitled to receipt of a termination fee of approximately $95.0 million, if the agreement is terminated under other certain circumstances.
Fiscal year
The Company’s fiscal year ends on July 31. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years and the associated periods in those fiscal years. Except as otherwise specified, information in this report is provided as of October 31, 2024.

Issuance of common stock
On April 30, 2024, the Company issued 31,531,532 common shares at a par value of $0.01 to Brown-Forman Corporation (“Brown-Forman”) as equity consideration for the acquisition of Sonoma-Cutrer which represented an ownership percentage of approximately 21.4% of the Company. See Note 4 (Acquisition) for additional information.
2.    Basis of Presentation and Recent Accounting Pronouncements
Basis of presentation
The Company’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and Article 10 of the Securities and Exchange Commission’s Regulation S-X. These Condensed Consolidated Financial Statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of Management, reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for the fair statement of the Company’s financial information for the interim periods presented. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2025, for any other interim period or for any future year.
The Condensed Consolidated Statements of Financial Position as of July 31, 2024 was derived from the Company’s audited financial statements for the fiscal year ended July 31, 2024, previously filed with the SEC. The Condensed Consolidated Financial Statements do not include all of the information and note disclosures required by U.S. GAAP and should be read in conjunction with the audited Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
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
Variable interest entities
The Company evaluates its ownership, contractual relationships and other interests in entities to determine the nature and extent of the interests, whether such interests are variable interests and whether the entities are VIEs in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidations. These evaluations can be complex and involve Management judgment as well as the use of estimates and assumptions based on available historical information, among other factors. Based on these evaluations, if the Company determines that it is the primary beneficiary of a VIE, the entity is consolidated into the financial statements. At October 31, 2024 and July 31, 2024, the Company’s ownership percentage of the sole identified VIE was 76.2%. The total net assets of the VIE included on the Condensed Consolidated Statements of Financial Position were $2.3 million at both October 31, 2024 and July 31, 2024. The assets and liabilities, which may only be used to settle its own obligations, are primarily related to property, equipment and working capital accounts, which generally represent the amounts owed by or to the Company for grape sales under current contracts and farming costs.
Business Combination
On April 30, 2024, the Company completed the acquisition of Sonoma-Cutrer. See Note 4 (Acquisition) for additional information. The acquisition was accounted for using the acquisition method of accounting prescribed by ASC Topic 805, Business Combinations, whereby the results of operations, including the revenues and earnings of Sonoma-Cutrer, are included in the financial statements from the date of acquisition. Assets acquired and liabilities assumed as of the date of acquisition are recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements. Goodwill is recognized for the excess of the consideration transferred over the net fair values of assets acquired and liabilities assumed. Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets. The fair value assigned to the intangible asset was determined using the income approach, specifically the relief from royalty method. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount and royalty rates. The estimates of fair value are based upon assumptions believed to be reasonable using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates.
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
Long-lived asset
Long-lived assets held for sale are recorded at the lower of cost or fair value less costs to sell and are recorded within prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. The Company classifies an asset as held for sale if it commits to a plan to sell the asset within one year and actively markets the asset in its current condition for a price that is reasonable in comparison to its estimated fair value. As of October 31, 2024 and July 31, 2024, the Company reported $1.3 million in assets held for sale within prepaid expenses and other current assets in the Condensed Consolidated Statements of Financial Position. No impairments were identified related to long-lived assets for three months ended October 31, 2024 or 2023.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which aims to improve the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this ASU on our Consolidated Financial Statements and related disclosures.
3.    Revenue
Disaggregated revenue information
The following table presents the percentages of consolidated net sales disaggregated by sales channels:

	Three months ended October 31,
	2024	2023
Wholesale — Distributors	79.3%	77.0%
Wholesale — California direct to trade(a)	13.9	15.6
DTC(b)	6.8	7.4
Net sales(c)	100.0%	100.0%
_______________________________________________
(a) Includes $0.6 million and $0.7 million of sales related to bulk and grape sales for the three months ended October 31, 2024 and 2023, respectively.
(b) Includes shipping and handling revenue of $0.1 million for both the three months ended October 31, 2024 and 2023.
(c) For the three months ended October 31, 2023, excludes lease income of $0.9 million, from Geyserville winery acquired in June 2023.
Charges, recoveries and reductions related to credit loss on accounts receivable and the related allowance were immaterial for the three months ended October 31, 2024 and 2023. The allowance for credit losses was $0.5 million as of October 31, 2024 and July 31, 2024.
Contract balances
When the Company receives payment from a customer prior to transferring the product under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company’s deferred revenue is primarily comprised of cash collected from DTC members for purchases ahead of the wine shipment date. The Company does not recognize revenue until control of the wine is transferred and the performance obligation is met. Deferred revenue in the Condensed Consolidated Statements of Financial Position was $12.3 million and $0.1 million at October 31, 2024 and July 31, 2024, respectively.

4.    Acquisition
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
During the three months ended October 31, 2024, the Company incurred $0.2 million of third-party integration costs recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended October 31, 2023, the Company incurred $2.7 million of third-party acquisition transaction costs recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
There have been no material changes since the initial allocation as reported in our April 30, 2024 Form 10-Q. The current allocation of the purchase consideration to the assets acquired and liabilities assumed as of October 31, 2024 is as follows:

(in thousands)	Amount
Total purchase consideration	$318,028

Assets acquired:
Inventories	61,897
Prepaid expenses and other current assets	373
Property and equipment, net	243,955
Intangible asset (Trade name)	17,000
Other assets	246
Total assets	323,471

Liabilities assumed:
Current liabilities	(3,554)
Deferred income taxes	(60,857)
Other liabilities	(202)
Total liabilities	(64,613)

Goodwill	$59,170
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
The Sonoma-Cutrer acquisition accounted for $28.8 million of net sales for the three months ended October 31, 2024. Due to the continued integration of the combined businesses, as well as our corporate structure and the allocation of selling, general and administrative costs, it is impracticable to determine Sonoma-Cutrer’s contribution to our earnings.
5.    Inventories
Inventories were comprised of the following:

(in thousands)	October 31, 2024	July 31, 2024
Finished goods	$184,766	$185,196
Work in progress	310,931	239,493
Raw materials	34,596	24,278
Inventories	$530,293	$448,967
Inventories are stated at the lower of cost or net realizable value and are primarily measured on a first-in-first-out basis. The Company records valuation adjustments to the carrying value of its inventories based on periodic reviews of slow-moving, obsolete and excess inventory to determine the need for reserves by comparing inventory carrying values with their net realizable values upon ultimate sale or disposal. The Company’s estimates of net realizable value are based on historical experience as well as Management’s judgments with respect to future market conditions. In the period the Company determines a reserve is required, the Company recognizes a charge to cost of sales for the excess of the carrying value over net realizable value. The inventory reserve was $0.9 million at October 31, 2024 and July 31, 2024.
The Company capitalizes into inventories depreciation related to property and equipment used in the production of inventory. For the three months ended October 31, 2024 and 2023, the amount capitalized was $8.3 million and $3.8 million, respectively. The Company also capitalizes total lease costs related to leases used in the production of inventory. For the three months ended October 31, 2024 and 2023, the amount capitalized was $1.1 million and $1.2 million, respectively.
6.    Accrued Expenses
Accrued expenses were comprised of the following:

(in thousands)	October 31, 2024	July 31, 2024
Bulk wine and other received not invoiced	$23,796	$2,901
Trade spend(a)	17,012	10,593
Accrued professional fees(b)	8,085	264
Deferred compensation liability(c)	3,919	3,932
Income taxes payable	1,900	—
Barrel purchase	1,794	3,143
Accrued construction in progress	749	4,385
Accrued invoices and other accrued expenses	12,091	8,946
Accrued expenses	$69,346	$34,164
_______________________________________________
(a) Trade spend refers to estimated amounts the Company owes to distributors for depletion-based incentives.
(b) Includes transaction costs related to the Merger Agreement.
(c) The Company intends to use the cash surrender value of life insurance policies to settle its deferred compensation plan liability. The cash surrender value of the life insurance policies was $3.7 million at October 31, 2024 and July 31, 2024, and is included in other assets on the Condensed Consolidated Statements of Financial Position.

7.    Debt
Long-term debt, net of current maturities and debt issuance costs, was comprised of the following:

(in thousands)	October 31, 2024	July 31, 2024
Revolving line of credit	$83,000	$101,000
Term loan, first lien	208,332	210,832
Total debt	291,332	311,832
Less: Current maturities of long-term debt	(9,721)	(9,721)
Total long-term debt	281,611	302,111
Debt issuance costs(a)	(348)	(377)
Total long-term debt, net of current maturities and debt issuance costs	$281,263	$301,734
_______________________________________________
(a) Debt issuance costs are the costs associated with the term loan facility. Debt issuance costs of $2.0 million and $2.2 million at October 31, 2024 and July 31, 2024, respectively, associated with the revolving credit and delayed draw term loan facilities are recorded in other assets on the Condensed Consolidated Statements of Financial Position.
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
The Credit Agreement also includes an unused line fee and contains customary representations and warranties and affirmative and negative covenants for agreements of this type. In addition, the Credit Agreement requires compliance with the following financial covenants, in each case commencing from fiscal quarter ending January 31, 2023: (i) a debt to capitalization ratio not to exceed 0.55:1.00, measured at the end of each fiscal quarter and (ii) a fixed charge coverage ratio not to be less than 1.15:1.00, measured at the end of each fiscal quarter. As of October 31, 2024, the Company was in compliance with all covenants.
At October 31, 2024 and July 31, 2024, the Company had unused capacity of $342.0 million and $324.0 million, respectively, under the revolving credit facility, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. There were no amounts outstanding on the delayed draw term loan, letter of credit sub-facility or the swingline sub-facility at October 31, 2024 or July 31, 2024.

8.    Derivative Instruments
The Company manages exposure to interest rates and foreign currency movements by entering into derivative contracts from time to time, as movements in such markets could impact the Company’s financial results.
The changes in estimated fair values of derivative instruments result from changes in interest rates and foreign currency exchange rates. Such changes serve to offset exposure in related business assets or liabilities. The Company is exposed to credit loss in the event of nonperformance by a counterparty. Certain of the Company’s derivative instruments are subject to master netting agreements. In certain circumstances, this agreement allows the Company to net-settle amounts payable or receivable related to multiple derivative transactions with the same counterparty. The fair values of derivative instruments are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Collateral is generally not required of the Company or of the counterparties to the master netting agreements, and no cash collateral was received or pledged under such agreements as of October 31, 2024 or July 31, 2024. The Company does not enter into derivative instruments for trading or speculative purposes. The Company does not apply hedge accounting treatment to derivative instruments.
As of October 31, 2024, the Company held the following interest rate swap agreement, which fixed the interest rate on the applicable notional amount of outstanding variable rate debt:

Notional amount (in thousands)	Interest rate	Effective date	Expiration date
$100,000	3.735%	January 4, 2023	November 4, 2027
The total notional amounts of the Company’s derivative instruments outstanding are as follows:

(in thousands)	October 31, 2024	July 31, 2024
Interest rate swap contract	$100,000	$100,000
Foreign currency forward contracts	—	3,792
Total derivative instruments not designated as hedging instruments	$100,000	$103,792
The Company manages annual barrel purchases by engaging domestic and foreign cooperages to provide specified barrel quantities on agreed delivery dates. A significant portion of these invoices are paid in Euros. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. See Note 10 (Commitments and Contingencies) for additional information related to the Company’s barrel purchase commitments.
Results of period derivative activity
The estimated fair value and classification of derivative instruments on the Condensed Consolidated Statements of Financial Position at October 31, 2024 were as follows:

	Derivative Assets
(in thousands)	Balance Sheet Classification	Fair Value
Interest rate swap contract	Other assets	$333
Total derivatives not designated as hedging instruments		$333

The estimated fair value and classification of derivative instruments on the Condensed Consolidated Statements of Financial Position at July 31, 2024 were as follows:

	Derivative Assets
(in thousands)	Balance Sheet Classification	Fair Value
Interest rate swap contract	Other assets	$465
Foreign currency forward contracts	Prepaid expenses and other current assets	5
Total derivatives not designated as hedging instruments		$470
The amounts and classification of the gains and losses in the Condensed Consolidated Statements of Operations related to derivative instruments not designated as hedging instruments are as follows:

		Three months ended October 31,
(in thousands)	Classification	2024	2023
Interest rate swap contract	Other expense (income), net	$132	$(1,965)
Foreign currency forward contracts	Other expense (income), net	5	76
Total loss (gain)		$137	$(1,889)
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

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at October 31, 2024, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Interest rate swap contract	$—	$333	$—
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis at July 31, 2024, were as follows:

(in thousands)	Fair value measurements using:
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Interest rate swap contract	$—	$465	$—
Foreign currency forward contracts	$—	$5	$—
10.    Commitments and Contingencies
Long-term purchase contracts
The Company has entered into certain grape purchase contracts with various growers to supply a significant portion of its future grape requirements for wine production. Grapes are delivered during the harvest season, a period which generally spans from August to October. The original lengths of the contracts vary from one to 16 years, and prices per ton are either determined at the outset for the contract duration or are negotiated annually. The Company’s grape purchase contracts generally include acceptance provisions based on qualitative and quantitative grape quality characteristics. For the 2024 harvest, the Company purchased 35,000 tons of grapes at a total cost of $89.0 million which was recognized into inventory during Fiscal 2025. For the 2023 harvest, the Company purchased 32,000 tons of grapes for a total cost of $85.7 million which was recognized into inventory during Fiscal 2024. The Company also increases the scope of its grape contracts when necessitated by supply needs to meet production levels in future periods.
Purchase commitments
The Company enters into commitments to purchase barrels for each harvest, a significant portion of which are settled in Euros. As of October 31, 2024, the Company had $4.7 million in barrel purchase commitments. During the three months ended October 31, 2024, the Company paid $7.8 million associated with the barrel purchases for the 2024 harvest. In order to reduce the foreign exchange risk associated with the Euro to U.S. Dollar conversion rate, the Company enters into foreign currency forward contracts, generally aligning settlement dates with expected barrel deliveries and the anticipated timing of payments to various coopers. The Company does not enter into these contracts for speculative purposes. Gains and losses on these contracts are recorded in other expense (income), net on the Condensed Consolidated Statements of Operations. See Note 8 (Derivative Instruments) for the total notional value and impact on the Condensed Consolidated Financial Statements due to foreign currency forward contracts.
The Company enters into various purchase commitments related to production activities. In December 2023, the Company entered into an equipment agreement resulting in a purchase commitment of $15.9 million. Under the agreement, the Company is obligated to pay milestone payments as equipment and services are rendered of $10.3 million and $0.8 million for the fiscal years 2025 and 2026, respectively.

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
Contingent liabilities
The Company evaluates pending or threatened litigation, operational events which could result in regulatory or civil penalties, environmental risks and other sources of potential contingent liabilities during the year. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies which are both probable and reasonably estimable. As of October 31, 2024 and July 31, 2024, there were no material contingent obligations requiring an accrual.
Advisory Agreement
For financial advisory services rendered in connection with the Merger, the Company has agreed to pay J.P. Morgan an estimated fee of approximately $30.0 million, $5.0 million of which became payable and was paid to J.P. Morgan at the time J.P. Morgan delivered its opinion during the three months ended October 31, 2024, and the remainder of which is contingent and payable upon the consummation of the Merger. Because the consummation of the Merger is not in the control of the Company, the Company will not accrue the contingent portion of the fee due to J.P. Morgan until the consummation of the Merger.
Wage and Hour Claim
On March 22, 2024, a former employee of the Company filed a putative class action in San Benito County Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. The Company has retained outside legal counsel to defend this action. The parties have agreed to participate in mediation of one plaintiff's individual PAGA claim and the representative PAGA claims in March 2025. The claim is in an early stage, and the amount of any loss cannot be reasonably estimated at this date.
In the ordinary course of business, the Company enters into agreements containing standard indemnification provisions. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain, as these involve potential future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnification provisions to be remote. As of October 31, 2024 and July 31, 2024, no amounts were accrued related to such indemnification provisions.

11.      Related Party Transactions
Effective April 30, 2024, in connection with the Sonoma-Cutrer acquisition, the Company entered into a TSA with Brown-Forman, which is considered a related party transaction. See Note 4 (Acquisition) for additional information regarding the acquisition. The TSA governs services including certain distribution services, information technology services, finance and accounting services and sales and marketing services for a limited time to ensure an orderly transition following the acquisition. The agreed-upon charges for such services are intended to cover any costs and expenses incurred in providing such services to the Company by Brown-Forman (with a mark-up to reflect the management and administrative cost of providing the services). The Company had a receivable balance outstanding with Brown-Forman of $0.2 million and $10.8 million as of October 31, 2024 and July 31, 2024, respectively, related to these services and related net sales, recognized in due from related party on the Condensed Consolidated Statements of Financial Position. During the three months ended October 31, 2024, the Company recorded net sales of $0.6 million, net of applicable service fees, to Brown-Forman recognized within net sales in the Condensed Consolidated Statements of Operations.
As of October 31, 2024 and July 31, 2024, the Company had a related party payable of $0.3 million and $1.7 million, respectively, outstanding with Brown-Forman for preliminary working capital adjustments related to consideration paid for the acquisition and accounts payable, recognized in due to related party on the Condensed Consolidated Statements of Financial Position. See Note 4 (Acquisition) for additional information.
12.    Equity-Based Compensation
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
The following table represents the stock option activity:

	Number of options outstanding	Weighted-average exercise price (per share)	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Balance at July 31, 2024	2,494,584	$13.23	8.2	$—
Granted	1,077,507	10.94
Exercised	—	—
Forfeited	(44,497)	12.10
Expired	—	—
Balance at October 31, 2024	3,527,594	$12.54	8.5	$1,197

Exercisable as of October 31, 2024	1,137,233	$14.74	7.3	$289
The total unrecognized compensation expense related to the 2021 Plan stock options was $5.5 million as of October 31, 2024, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted-average grant-date fair value of options granted during the three months ended October 31, 2024 was $0.36 per share.

Due to the Merger Agreement, the Company considered a scenario-based valuation approach to estimate the grant-date fair value of the stock options granted during the three months ended October 31, 2024. Specifically, the Company assigned probability weightings to a “go private” event scenario associated with the merger transaction of 95% and a “stay public” scenario of 5%. For the merger transaction scenario, the expected payment is based on the intrinsic value using the following key assumptions, merger consideration of $11.10 per share, exercise price of $10.94 per share, contractual vesting schedule and the risk-free rates (3.90% to 4.26%). For the stay public scenario, the Company applied the Black-Scholes option pricing method.
Restricted stock units
RSUs are valued using the closing market price of the Company’s common stock on the date of grant. Expense is recognized ratably over the vesting period, generally four years for RSUs issued to employees and one year for RSUs issued to our independent directors.
The following table represents the RSU grant activity under the 2021 Plan:

	Number of units	Weighted-average grant-date fair value (per share)
Unvested as of July 31, 2024	1,063,881	$10.62
Granted	408,961	10.31
Vested	(202,501)	11.58
Forfeited	(14,841)	12.11
Unvested as of October 31, 2024	1,255,500	$10.35
The total intrinsic value of restricted stock that vested during the three months ended October 31, 2024 was $2.3 million. The total unrecognized compensation expense related to the 2021 Plan RSUs was $11.2 million as of October 31, 2024, which is expected to be recognized over a weighted-average period of 2.9 years.
Compensation expense
During the three months ended October 31, 2024 and 2023, the Company recognized total equity-based compensation expense due to units vesting over their requisite service periods for all plans of $2.3 million and $1.2 million, respectively. The Company recognizes equity-based compensation in selling, general and administrative expenses, net of actual forfeitures as incurred, in the Condensed Consolidated Statements of Operations, except for amounts capitalized to inventories in the Condensed Consolidated Statements of Financial Position.
13.    Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the dilution that would occur if any potentially dilutive instruments were exercised or converted into shares of common stock.

The following is a reconciliation of the Company’s basic and diluted earnings per share calculation:

	Three months ended October 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net income attributable to The Duckhorn Portfolio, Inc.	$11,164	$15,537

Denominator:
Weighted average number of shares outstanding for basic per share calculation	147,128,486	115,339,774

Effect of dilutive potential shares(a):
Stock options	7,879	80,598
Restricted stock units	50,402	31,347
Adjusted weighted average shares outstanding for diluted per share calculation	147,186,767	115,451,719

Earnings per share attributable to The Duckhorn Portfolio, Inc.:
Basic	$0.08	$0.13
Diluted	$0.08	$0.13
_______________________________________________
(a) Calculated using the treasury stock method.
For the three months ended October 31, 2024 and 2023, there were 3.1 million and 1.2 million incremental common shares issuable upon the exercise of certain stock options, respectively, that were not included in the calculation of diluted earnings per share because the effect of their inclusion would have been antidilutive under the treasury stock method. For the three ended October 31, 2024, there were 0.2 million incremental common shares issuable upon vesting of certain RSUs, respectively, that were not included in the calculation of diluted earning per share because the effect of their inclusion would have been antidilutive. Refer to Note 12 (Equity-Based Compensation) for the terms of the awards.
14.    Income Taxes
Income tax expense was $4.3 million and $5.6 million, with an effective tax rate of 27.7% and 26.6% for the three months ended October 31, 2024 and 2023, respectively. The effective tax rates for both periods presented were higher than the federal statutory rate of 21% primarily due to the impact of state income taxes and vested restricted stock units shortfalls.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary note regarding forward-looking statements” included in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I “Item 1A. Risk factors” included in our Annual Report on Form 10-K for Fiscal 2024.
Introduction
Management’s Discussion & Analysis is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and related notes to help provide an understanding of our results of business, results of operations and financial condition.
Management's Discussion & Analysis is organized as follows:
•Overview. This section provides a general description of our business and industry trends, and a discussion of our key metrics for the three months ended October 31, 2024. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.
•Results of operations. This section provides a discussion of our components of results of operations and an analysis of our results of operations for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023.
•Non-GAAP financial measures and adjusted EBITDA reconciliation. This section provides a reconciliation of adjusted EBITDA, a non-GAAP financial measure, to net income attributable to The Duckhorn Portfolio, Inc., the most directly comparable measure prepared in accordance with U.S. GAAP for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023.
•Liquidity and capital resources. This section provides a discussion of our financial condition and liquidity as of October 31, 2024, which includes (i) a discussion of our sources of liquidity (ii) a discussion of our material cash requirements as of October 31, 2024; (iii) an analysis of changes in our cash flows for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023; (iv) a discussion of our capital resources, including the availability under our credit facilities, our outstanding debt, covenant compliance and off-balance sheet arrangements as of October 31, 2024.
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
•Expand and accelerate wholesale channel distribution. Capture distribution growth opportunities and accelerate sales to existing distributors, expand our geographical reach within the U.S. and retail accounts in California. As previously communicated, the Company had conducted a comprehensive evaluation of its distribution network and announced on May 24, 2024 that is has entered into distribution agreements with key distribution partners, with the goal of driving the profitable growth of the Company’s sales in the wholesale channel.
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

	Three months ended October 31,
(in thousands)	2024	2023
Net sales	$122,942	$102,509
Gross profit	$61,500	$53,853
Net income attributable to The Duckhorn Portfolio, Inc.	$11,164	$15,537
Adjusted EBITDA	$48,566	$34,713
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

	Three months ended October 31,
	2024	2023
Wholesale — Distributors	79.3%	77.0%
Wholesale — California direct to trade	13.9	15.6
DTC	6.8	7.4
Net sales	100.0%	100.0%
The composition of our net sales, expressed in percentages by channel for the three months ended October 31, 2024, were impacted by the acquisition of Sonoma-Cutrer. In our wholesale business, volume contributions decreased due to the disruption from the distributor realignment, partially offset by an increase in trade accounts and points of distribution during the three months ended October 31, 2024 compared to the prior periods. For discussion of intra-period seasonality, see “—Key factors affecting our performance—Seasonality”.
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

	Three months ended October 31,
	2024	2023
Net sales growth (decline)	19.9%	(5.2)%
Volume contribution	24.7%	(3.4)%
Price / mix contribution	(4.8)%	(1.8)%
Volume contribution for the three months ended October 31, 2024 benefited from the acquisition of Sonoma-Cutrer and trade account growth in our wholesale business. For the three months ended October 31, 2024, the negative price / mix contribution was driven by higher discounts in our wholesale channel.
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
Seasonality
Generally, our net sales are typically highest in the first half of our fiscal year, predominantly due to increased consumer demand around major holidays. Net sales seasonality differs for wholesale and DTC channels, resulting in quarterly seasonality in our net sales that depends on the channel mix for that period. We typically experience a higher concentration of sales through our wholesale channel during our first and second fiscal quarters due to increased purchasing by distributors in anticipation of higher consumer demand during the holiday season. This dynamic generally results in lower average selling prices due to distributor and retail sales discounts and promotions in our wholesale channel. See “—Key operating metrics.” In Fiscal 2024, our net sales in the first, second, third and fourth fiscal quarters represented approximately 27%, 27%, 24% and 22%, respectively, of our total net sales for the year.
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
Recent developments
Agreement and Plan of Merger
On October 6, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marlee Buyer, Inc., a Delaware corporation and affiliate of Butterfly (“Parent”), and Marlee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Pursuant to the terms of the Merger Agreement, holders of common stock of the Company will receive $11.10 per share in cash. The Merger, which was unanimously approved by the Company’s Board of Directors, is expected to close this winter, subject to customary closing conditions, including approval by the Company’s stockholders. The completion of the transaction is not subject to a financing condition.
Acquisition of Sonoma-Cutrer
On April 30, 2024, (the “Closing Date”) the Company completed the acquisition of Sonoma-Cutrer, a wholly-owned subsidiary of Brown-Forman. Sonoma-Cutrer is well-known for its luxury Chardonnay brand and owns six estate vineyards with approximately 1,100 acres in both the Russian River Valley and Sonoma Coast appellations. It sells its luxury wine across the U.S. in the wholesale channel through distributors and in the DTC channel with retail price points ranging from $20 to $70 per bottle. The purchase price was comprised of 31,531,532 shares of the Company’s common stock valued at approximately $267.1 million, based on a per-share value of $8.47 per share (the closing price of the Company’s common stock on the NYSE on the closing of the acquisition), and approximately $50.0 million, mainly funded from the revolver portion of the Company’s Credit Facility, exclusive of net working capital adjustments of $1.0 million. See Note 4 (Acquisition) for additional information regarding the transaction.
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

Results of operations
The following table sets forth our results of operations for the periods presented and expresses the relationship of each line item shown as a percentage of net sales for the periods indicated. The table below should be read in conjunction with the corresponding discussion, our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for Fiscal 2024, our unaudited Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q:

	Three months ended October 31,
(in thousands, except percentages)	2024		2023
Net sales	$122,942	100.0%	$102,509	100.0%
Cost of sales	61,442	50.0	48,656	47.5
Gross profit	61,500	50.0	53,853	52.5
Selling, general and administrative expenses	40,798	33.2	30,483	29.7
Income from operations	20,702	16.8	23,370	22.8
Interest expense	5,115	4.3	4,004	3.9
Other expense (income), net	117	0.1	(1,813)	(1.8)
Total other expenses, net	5,232	4.3	2,191	2.1
Income before income taxes	15,470	12.6	21,179	20.7
Income tax expense	4,285	3.5	5,629	5.5
Net income	11,185	9.1	15,550	15.2
Net income attributable to non-controlling interest	(21)	—	(13)	—
Net income attributable to The Duckhorn Portfolio, Inc.	$11,164	9.1%	$15,537	15.2%

Net sales
	Three months ended October 31,		Change
(in thousands)	2024	2023	$	%
Net sales	$122,942	$102,509	$20,433	19.9%
Net sales for the three months ended October 31, 2024 increased $20.4 million, or 19.9%, to $122.9 million compared to $102.5 million for the three months ended October 31, 2023. The increase in net sales for the three months ended October 31, 2024 is primarily due to volume growth driven by the acquisition of Sonoma-Cutrer in the wholesale channel, partially offset by negative price / mix contribution due to higher discounts in our wholesale channel.
Additionally, net sales included lease income of $0.9 million for the three months ended October 31, 2023, respectively, related to the Geyserville winery.
For further discussion of changes in sales volume and changes in sales price and mix, see “—Net sales growth contribution”.

Cost of sales
	Three months ended October 31,		Change
(in thousands)	2024	2023	$	%
Cost of sales	$61,442	$48,656	$12,786	26.3%
Cost of sales increased by $12.8 million, or 26.3%, to $61.4 million for the three months ended October 31, 2024 compared to $48.7 million for the three months ended October 31, 2023. The increase in cost of sales for the three months ended October 31, 2024, was primarily due to higher sales volume contributions in the wholesale channel related to Sonoma-Cutrer that correspondingly increased cost of sales. We continued to manage our cost of sales through our diversified supply planning strategy.

Gross profit
	Three months ended October 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Gross profit	61,500	$53,853	$7,647	14.2%
Gross profit margin	50.0%	52.5%
Gross profit increased $7.6 million, or 14.2%, to $61.5 million for the three months ended October 31, 2024 compared to $53.9 million for the three months ended October 31, 2023. Gross profit margin was 50.0% for the three months ended October 31, 2024 compared to 52.5% for the three months ended October 31, 2023. The increase in gross profit for the three months ended October 31, 2024 was the result of the acquisition of Sonoma-Cutrer, partially offset by higher discounts. The decrease in gross profit margin for the three months ended October 31, 2024 were the result of higher discounts and margin impact from brand mix compared to the prior year period.

Selling, general and administrative expenses
	Three months ended October 31,		Change
(in thousands)	2024	2023	$	%
Selling expenses	$13,893	$13,233	$660	5.0%
Marketing expenses	2,080	2,211	(131)	(5.9)
General and administrative expenses	24,825	15,039	9,786	65.1
Total selling, general and administrative expenses	$40,798	$30,483	$10,315	33.8%
Selling, general and administrative expenses increased $10.3 million, or 33.8%, to $40.8 million for the three months ended October 31, 2024, compared to $30.5 million for the three months ended October 31, 2023. Total selling, general and administrative expenses as a percentage of net sales increased to 33.2% in the three months ended October 31, 2024 compared to 29.7% in the three months ended October 31, 2023.
The increases in selling, general and administrative expenses for the three months ended October 31, 2024 were attributable to higher transaction costs mainly related to the Merger Agreement discussed above. See “—Non-GAAP financial measures and adjusted EBITDA reconciliation” for additional information on transaction and acquisition integration expenses reflected in operating expenses during the period.

Total other expenses, net
	Three months ended October 31,		Change
(in thousands)	2024	2023	$	%
Interest expense	$5,115	$4,004	$1,111	27.7%
Other expense (income), net	117	(1,813)	1,930	(106.5)%
Total other expenses, net	$5,232	$2,191	$3,041	138.8%
Total other expenses, net increased by $3.0 million to $5.2 million for the three months ended October 31, 2024 compared to $2.2 million for the three months ended October 31, 2023. The increases in total other expenses, net, for the three months ended October 31, 2024 compared to the prior year period were driven by higher interest expense as a result of higher average outstanding debt balances compared to the prior year period and unfavorable fair value adjustments on our interest rate swap agreement.
See Note 7 (Debt) and Note 8 (Derivative Instruments) to our Condensed Consolidated Financial Statements for additional information.

Income tax expense
	Three months ended October 31,		Change
(in thousands)	2024	2023	$	%
Income tax expense	$4,285	$5,629	$(1,344)	(23.9)%
Income tax expense decreased by $1.3 million, to $4.3 million for the three months ended October 31, 2024 compared to $5.6 million for the three months ended October 31, 2023. The decrease in income tax expense for the three months ended October 31, 2024 is primarily due to a decrease in income before taxes. For the three months ended October 31, 2024 and 2023, the effective tax rates were 27.7% and 26.6%, respectively. The effective tax rates for both periods presented were higher than the federal statutory rate of 21% primarily due to the impact of state income taxes and vested restricted stock units shortfalls.
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

The following table represents the reconciliation of adjusted EBITDA to net income attributable to The Duckhorn Portfolio, Inc. the most directly comparable measure prepared in accordance with U.S. GAAP:

	Three months ended October 31,
(in thousands)	2024	2023
Net income attributable to The Duckhorn Portfolio, Inc.	$11,164	$15,537
Interest expense	5,115	4,004
Income tax expense	4,285	5,629
Depreciation and amortization expense(a)	10,631	7,329
EBITDA	31,195	32,499
Purchase accounting adjustments(b)	1,957	25
Transaction expenses(c)	13,125	3,236
Acquisition integration costs(d)	152	—
Change in fair value of derivatives(e)	137	(1,889)
Equity-based compensation(f)	2,000	1,052
Lease income, net(g)	—	(210)
Adjusted EBITDA	$48,566	$34,713
_______________________________________________
(a) Purchase accounting adjustments relate to the impacts of business combination accounting for Sonoma Cutrer, our historical acquisition by TSG, and certain other transactions consummated prior to Fiscal 2021, which resulted in fair value adjustments to long-lived assets. Purchase accounting adjustments in depreciation and amortization expense include amortization of intangible assets of $1.9 million for the three months ended October 31, 2024 and 2023.
(b) Purchase accounting adjustments relate to the impact of business combination accounting for Sonoma Cutrer, which resulted in a fair value adjustments to inventory. Purchase accounting adjustments in cost of goods sold relate to the acquisition of Sonoma-Cutrer for approx $1.9 million for the three months ended October 31, 2024.
(c) Transaction expenses include legal services, professional fees and other due diligence expenses for both periods presented. These expenses are reflected in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
(d) Represents integration costs related to the acquisition of Sonoma-Cutrer, see Note 4 (Acquisition). These expenses are reflected in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
(e) Represents non-cash adjustments to changes in the fair value of derivatives, which are reflected in other expense (income), net on the Condensed Consolidated Statements of Operations.
(f) Represents non-cash charges related to equity-based compensation, which are reflected in selling, general and administrative expenses and cost of sales on the Condensed Consolidated Statements of Operations.
(g) Reflects lease income, net related to an operating lease in which we were the lessor of Geyserville winery acquired in Fiscal 2023, reflected in net sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. The lease term expired February 2024. Lease income, net includes net sales of $0.9 million for the three months ended October 31, 2023, and selling, general and administrative expenses of $0.7 million for the three months ended October 31, 2023.

Liquidity and capital resources
Sources of liquidity
Our primary cash needs are for working capital purposes, such as producing or purchasing inventory and funding operating and capital expenditures. We fund our operational cash requirements with cash flows from operating activities and borrowings under our Credit Facility. As of October 31, 2024, we had $5.4 million in cash and $342.0 million in undrawn capacity on our revolving line of credit, subject to the terms of our Credit Facility.
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
For the 2024 harvest, we contracted for grapes at a total cost of approximately $89.0 million in Fiscal 2025. Additionally, we have purchase obligations for inventory and various contracts with third parties for custom crush, storage, glass, bottling services and equipment. For the 2024 harvest, we entered into commitments to purchase barrels for approximately $12.5 million. See Note 10 (Commitments and Contingencies) to our Condensed Consolidated Financial Statements for further information on other commitments.
As of October 31, 2024, we have approximately $27.6 million in scheduled principal payments and related interest payments due over the next 12 months and approximately $305.9 million of principal payments and related interest payments due thereafter until our Credit Facility matures on November 4, 2027. The calculated interest payment amounts use actual rates available as of October 2024 and assume these rates for all future interest payments on the outstanding Credit Facility, exclusive of any future impact from our interest rate swap agreement. See Note 7 (Debt) to our Condensed Consolidated Financial Statements, where our Credit Facility is described in greater detail. Our future minimum lease payments due within the next 12 months total approximately $4.4 million with $30.1 million due in the following years.
If our cash needs change in the future, we may seek alternative or incremental funding sources to respond to changes in our business. To the extent required, we may seek to fund additional liquidity through debt or equity financing, although we can provide no assurance that such forms of capital will be available when needed, if at all, or available on terms that are acceptable.

Cash flows
The following table presents the major components of net cash flows.

	Three months ended October 31,
(in thousands)	2024	2023
Cash flows provided by (used in):
Operating activities	$27,235	$18,066
Investing activities	(11,556)	(10,395)
Financing activities	(21,144)	7,158
Net (decrease) increase in cash	$(5,465)	$14,829
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
For the three months ended October 31, 2024, net cash used in operating activities was $27.2 million compared to net cash provided by operating activities of $18.1 million for the three months ended October 31, 2023, a increase of $9.2 million. The changes in cash provided by operating activities were primarily driven by the following factors:
•Changes in accounts payable, accrued expenses and accrued compensation increased operating cash flows by $22.6 million due primarily to timing of income taxes and invoice accruals and payments;
•Increases in inventory for the three months ended October 31, 2024 primarily related to increases in grape and bulk wine purchases related to our 2024 harvest resulted in a decrease to operating cash flow of $14.3 million;
•Deferred revenues increased operating cash flows by $1.1 million primarily due to an offering shift for wines sold through our DTC channel; and
•Changes in accounts receivable were due to normal seasonal timing impacts in net sales related to our wholesale sales channel, generally subject to credit terms, which resulted in a $13.2 million decrease in operating cash flow.
Investing activities
For the three months ended October 31, 2024, net cash used in investing activities included capital expenditures of $11.6 million compared to $10.4 million for the three months ended October 31, 2023, including barrel purchases of approximately $7.8 million and $8.1 million, respectively. From time to time, we evaluate wineries, vineyards and production facilities for potential opportunities to make strategic acquisitions and other capital improvements to support our growth. Any such transactions may require additional investments and capital expenditures in the future.
Financing activities
For the three months ended October 31, 2024, net cash used in financing activities was $21.1 million as compared to cash provided by financing activities of $7.2 million for the three months ended October 31, 2023. For the three months ended October 31, 2024, net cash used by financing activities primarily resulted from payments under our line of credit of $18.0 million and payments of long-term debt of $2.5 million. For the three months ended October 31, 2023, net cash used in financing activities primarily resulted from our Credit Facility, including borrowings under our line of credit of $23.0 million, partially offset by the payments under our line of credit of $13.0 million and payments of long-term debt of $2.5 million.

Capital resources
As of October 31, 2024, the Company had unused capacity of $342.0 million under the revolving line of credit, excluding the incremental seasonal borrowing amount of an additional $30.0 million of capacity. As of October 31, 2024, the Company had outstanding draws of $83.0 million on the revolving line of credit. There were no outstanding draws on the delayed draw term loan. The outstanding principal balance was $208.3 million for the term loan as of October 31, 2024. The maturity date for loans borrowed under the Credit Agreement is November 4, 2027.
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
The Credit Agreement contains customary affirmative covenants, including delivery of audited financial statements and customary negative covenants that, among other things, limit our ability to incur additional indebtedness or to grant certain liens. As of October 31, 2024, we are in compliance with all covenants.
Off-balance sheet arrangements
As of October 31, 2024, we did not have any off-balance sheet arrangements that had, or are reasonably likely to have in the future, a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Business Combination
On April 30, 2024 the Company completed the acquisition of Sonoma-Cutrer. See Note 4 (Acquisition) for additional information. The acquisition was accounted for using the acquisition method of accounting prescribed by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, whereby the results of operations, including the revenues and earnings of Sonoma-Cutrer, are included in the financial statements from the date of acquisition. Assets acquired and liabilities assumed as of the date of acquisition are recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements. Goodwill is recognized for the excess of the consideration transferred over the net fair values of assets acquired and liabilities assumed. Management’s assessment of qualitative factors affecting goodwill for each acquisition includes estimates of market share at the date of purchase, ability to grow in the market, synergy with existing Company operations and the payor profile in the markets. The fair value assigned to the intangible asset was determined using the income approach, specifically the relief from royalty method. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount and royalty rates. The estimates of fair value are based upon assumptions believed to be reasonable using the best information available. These assumptions are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates.
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
Goodwill and Intangible Assets
We assess our goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events and circumstances indicate that the carrying value may not be recoverable. No interim triggering events requiring further impairment assessments of goodwill or indefinite-life intangible assets have been noted during the three months ended October 31, 2024. Annually during the fourth quarter, we perform qualitative or quantitative testing, depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations. Refer to our Critical Accounting Policies and Estimates in our Fiscal 2024 Annual Report on Form 10-K for further details on the methodologies used for evaluating goodwill and intangible assets.
The annual testing for goodwill and intangible asset impairment will be performed and reported on in the Fiscal 2025 Annual Report on Form 10-K. Fair value determinations used in the annual testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units or indefinite-lived intangible assets requires making assumptions and estimates regarding the Company’s future plans, as well as industry, economic, and regulatory conditions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates or inflation, change, or if Management’s expectations or plans otherwise change, then our goodwill or indefinite-lived intangible assets could become impaired in the future.
There have been no other material changes in our critical accounting policies during the three months ended October 31, 2024, as compared to those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for Fiscal 2024.
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
Interest rates
We are subject to interest rate risk in connection with changes in interest rates on our credit facilities, which bear interest at variable rates based upon a Term SOFR based rate plus applicable margins or predetermined alternative rates, as applicable, pursuant to the terms of our Credit Facility. As of October 31, 2024, our outstanding borrowings at variable interest rates totaled $291.3 million. A hypothetical increase of 100 basis points in the effective interest rate applied to these borrowings would result in a $2.9 million increase in interest expense on an annualized basis and could impact our results of operation and financial condition. We manage our interest rate risk through normal operating and financing activities and through the use of derivative financial instruments. To mitigate exposure to fluctuations in interest rates, we entered into an interest rate swap in January 2023. See Note 8 (Derivative Instruments) to our Condensed Consolidated Financial Statements for further information on our interest rate swap agreement.
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
Sensitivity due to fluctuations in foreign currency exchange rates was not material as of October 31, 2024.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file pursuant to the Exchange Act is communicated to management as appropriate for disclosure consideration, and is accurately and timely recorded, processed, summarized, and reported within the time periods specified by applicable SEC forms and regulations.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the three months ended October 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 22, 2024, a former employee of the Company filed a putative class action in San Benito County Superior Court, seeking to represent all non-exempt workers of the Company in the State of California. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. The claims predominantly relate to alleged unpaid wages (overtime) and missed meal and rest breaks. The lawsuit seeks, among other things, compensatory damages, statutory penalties, attorneys’ fees and costs. The Company has retained outside legal counsel to defend this action. The parties have agreed to participate in mediation of one plaintiff's individual PAGA claim and the representative PAGA claims in March 2025. The claim is in an early stage, and the amount of any loss cannot be reasonably estimated at this date.
As previously disclosed, on October 6, 2024, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company whereupon the separate corporate existence of Merger Sub will cease, and the Company will be the surviving corporation in the Merger and will continue as a wholly-owned subsidiary of Parent. On November 21, 2024, the Company filed with the SEC its preliminary proxy statement (the “Preliminary Proxy Statement”). On December 2, 2024, the Company filed with the SEC its definitive proxy statement (the “Definitive Proxy Statement”), which was mailed to Company stockholders.
On November 27, 2024, the Company received a demand letter on behalf of a purported shareholder of the Company challenging certain disclosures set forth in the Preliminary Proxy Statement, and on December 2, 2024, December 3, 2024 and December 4, 2024 the Company received demand letters on behalf of purported shareholders of the Company challenging certain disclosures set forth in the Definitive Proxy Statement (collectively, the “Demand Letters”). In addition, a shareholder complaint related to the Merger was filed in the U.S. District Court for the Northern District of California on November 27, 2024 and captioned Bainter v. The Duckhorn Portfolio, Inc. et al., Case No. 3:24-cv-8540. The complaint alleges, among other things, that the Preliminary Proxy Statement is false and/or misleading and asserts claims for violations of Section 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 against the Company and its directors. The complaint (the “Complaint”) purports to seek, among other things, injunctive relief preventing the Merger, damages, and an award of plaintiff’s costs and expenses, including reasonable attorneys’ and expert fees. The Company believes the claims asserted in the Demand Letters and the Complaint are without merit.
Except as mentioned above, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or, taken together with other matters, have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
The following updates the risk factors previously reported under the heading “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2024. There have been no material changes since our previous 10-K filing.
Item 5. Other Information
Rule 10b5-1 trading plans
From time to time, certain of our executive officers and directors have, and we expect they will in the future, enter into, amend and terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934 or otherwise. None of the Company’s directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three month period ended October 31, 2024.

Item 6. Exhibits

Exhibit no.	Exhibit description	Incorporated by reference
		Form	Date	Number	File no.
2.1	Agreement and Plan of Merger, dated October 6, 2024, by and among Parent, Merger Sub and the Company.	8-K	November 7, 2024	2.1	001-40240
3.1	Third Amended and Restated Certificate of Incorporation of The Duckhorn Portfolio, Inc.	8-K	May 1, 2024	3.1	001-40240
3.2	Second Amended and Restated Bylaws of the Company	8-K	May 1, 2024	3.2	001-40240
4.1	Form of Common Stock Certificate	S-1/A	March 10, 2021	4.1	333-253412
4.2	Description of Capital Stock	10-K	October 4, 2021	4.2	001-40240
10.1	Form of Voting and Support Agreement	8-K	October 7, 2024	10.1	001-40240
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Duckhorn Portfolio, Inc.

Date: December 5, 2024	By:	/s/ Deirdre Mahlan
Deirdre Mahlan
President, Chief Executive Officer and Chairperson
(Principal Executive Officer)

Date: December 5, 2024	By:	/s/ Jennifer Fall Jung
Jennifer Fall Jung
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)